Form 10-Q
period 2024-09-30
High Roller Technologies, Inc.
filed 2024-12-04
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-42202

High Roller Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4159815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South 4th Street, Suite 500, Las Vegas, NV	89101
(Address of principal executive office)	(Zip Code)

(702) 509-5244

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ROLR	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an “emerging growth company.” See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 4, 2024, there were 8,267,100 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements.  In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “project,” or “potential,” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

Forward-looking statements involve risks and uncertainties because they relate to events, developments, and circumstances relating to High Roller Technologies, Inc., our industry, and/or general economic or other conditions that may or may not occur in the future or may occur on longer or shorter timelines or to a greater or lesser degree than anticipated. In addition, even if future events, developments and circumstances are consistent with the forward-looking statements contained in this report, they may not be predictive of results or developments in future periods. Although we believe that we have a reasonable basis for each forward-looking statement contained in this report, such information may be limited or incomplete.  Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information.

Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report as a result of the following factors:

●	our ability to effectively compete in the global entertainment and gaming industries;

●	our ability to manage current operations and successfully acquire and integrate new operations;

●	our ability to obtain and maintain licenses with gaming authorities;

●	our inability to recognize deferred tax assets and tax loss carryforwards;

●

market and global conditions and economic factors beyond our control, as well as the potential impact of general economic conditions, including inflation and rising interest rates, on our liquidity, operations and personnel;

●	significant competition and competitive pressures from other companies worldwide in the industries in which we operate;

●	our ability to raise financing in the future;

●	our success in retaining or recruiting officers, key employees or directors;

●	the risks arising from doing business in foreign countries;

●	legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business;

●

the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

●	the performance of the Company’s information technology systems and its ability to maintain data security;

●

litigation and our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

●	and other risks described from time to time in our filings with the Securities and Exchange Commission.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report on Form 10-Q, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Any forward-looking statements that we make in this report speak only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as may be required by applicable law.

In this Quarterly Report on Form 10-Q, references to “we,” “us,” “our,” and the “Company” refer to High Roller Technologies, Inc. and its direct and indirect subsidiaries.

ii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
(in thousands, except shares and per share data)	2024	2023
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,329	$2,087
Restricted cash	1,592	1,958
Prepaid expenses and other current assets	977	836
Total current assets	3,898	4,881
Due from affiliates	1,227	702
Deferred offering costs	1,058	580
Property and equipment, net	399	250
Operating lease right-of-use asset, net	1,029	—
Intangible assets, net	5,235	5,117
Other assets	45	255
Total assets	$12,891	$11,785

Liabilities and stockholders’(deficit) equity
Current liabilities
Accounts payable	$1,658	$686
Accrued expenses	4,522	4,300
Player liabilities	791	499
Due to affiliates	5,090	3,972
Short-term unsecured notes payable to stockholders	500	—
Operating leases obligation, current	113	—
Total current liabilities	12,674	9,457
Other liabilities	23	23
Operating lease obligation, noncurrent	973	—
Total liabilities	13,670	9,480
Stockholders’ (deficit) equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 7,015,017 shares and 6,967,278 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	7	7
Additional paid-in capital	22,805	22,052
Accumulated deficit	(25,074)	(21,220)
Accumulated other comprehensive income	1,483	1,466
Total stockholders’ (deficit) equity	(779)	2,305
Total liabilities and stockholders’ (deficit) equity	$12,891	$11,785

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023

Revenues	$7,516	$7,569	$19,826	$22,484

Operating expenses
Direct operating costs:
Related party	598	1,992	2,020	3,242
Other	2,671	1,242	7,740	6,887
General and administrative:
Related party	2	59	167	309
Other	1,877	2,436	7,169	7,212
Advertising and promotions:
Related party	194	1,222	408	1,570
Other	2,289	629	5,367	3,786
Product and software development:
Related party	46	58	193	157
Other	313	116	541	278
Total operating expenses	7,990	7,754	23,605	23,441
Loss from operations	(474)	(185)	(3,779)	(957)

Other expenses
Interest expense, net	(27)	(29)	(77)	(91)
Other income (expenses)	—	15	2	(39)
Total other expenses	(27)	(14)	(75)	(130)

Loss before income taxes	(501)	(199)	(3,854)	(1,087)
Income tax expense	—	9	—	9
Net loss	$(501)	$(208)	$(3,854)	$(1,096)

Other comprehensive income
Foreign currency translation adjustment	145	(123)	17	(121)
Comprehensive loss	$(356)	$(331)	$(3,837)	$(1,217)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.07)	$(0.03)	$(0.55)	$(0.17)
Weighted average common shares outstanding – basic and diluted	7,013,302	6,951,385	7,005,541	6,533,276

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock
					Accumulated	Total
			Additional		Other	Stockholder’s
			Paid-In	Accumulated	Comprehensive	Equity
(in thousands, except shares)	Shares	Amount	Capital	Deficit	Income	(Deficit)

December 31, 2022	6,318,094	$6	$16,834	$(18,402)	$1,412	$(150)
Share-based compensation	—	—	51	—	—	51
Net loss	—	—	—	(209)	—	(209)
Foreign currency translation	—	—	—	—	(18)	(18)
March 31, 2023	6,318,094	6	16,885	(18,611)	1,394	(326)
Settlement of an affiliated payable through contribution to capital	631,809	1	4,999	—	—	5,000
Share-based compensation	—	—	54	—	—	54
Net loss	—	—	—	(679)	—	(679)
Foreign currency translation	—	—	—	—	20	20
June 30, 2023	6,949,903	7	21,938	(19,290)	1,414	4,069
Shares issued for vesting of restricted stock units	13,900	—	—	—	—	—
Share-based compensation	—	—	60	—	—	60
Net loss	—	—	—	(208)	—	(208)
Foreign currency translation	—	—	—	—	(123)	(123)
September 30, 2023	6,963,803	$7	$21,998	$(19,498)	$1,291	$3,798

December 31, 2023	6,967,278	$7	$22,052	$(21,220)	$1,466	$2,305
Shares issued for vesting of restricted stock units	33,881	—	—	—	—	—
Share-based compensation	—	—	525	—	—	525
Net loss	—	—	—	(1,849)	—	(1,849)
Foreign currency translation	—	—	—	—	(88)	(88)
March 31, 2024	7,001,159	7	22,577	(23,069)	1,378	893
Shares issued for vesting of restricted stock units	11,649	—	—	—	—	—
Share-based compensation	—	—	148	—	—	148
Net loss	—	—	—	(1,504)	—	(1,504)
Foreign currency translation	—	—	—	—	(40)	(40)
June 30, 2024	7,012,808	7	22,725	(24,573)	1,338	(503)
Shares issued for vesting of restricted stock units	2,209	—	—	—	—	—
Share-based compensation	—	—	80	—	—	80
Net loss	—	—	—	(501)	—	(501)
Foreign currency translation	—	—	—	—	145	145
September 30, 2024	7,015,017	$7	$22,805	$(25,074)	$1,483	$(779)

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(3,854)	$(1,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	172	5
Foreign exchange gain	(1)	(3)
Noncash interest expense	78	91
Noncash lease expense	57	54
Change in deferred taxes	—	1
Share-based compensation	753	165
Loss on liquidation of Ellmount Support	10	—
Changes in operating assets and liabilities:
Due from/to affiliates	523	909
Prepaid expenses and other current assets	(162)	481
Other assets	208	(27)
Accounts payable	917	(889)
Accrued expenses	(336)	982
Player liabilities	280	28
Other liabilities	—	(66)
Operating lease liabilities	—	(56)
Net cash (used in) provided by operating activities	(1,355)	579
Cash flows from investing activities
Investment in capitalized software	(150)	(307)
Purchase of property and equipment	(175)	(87)
Net cash used in investing activities	(325)	(394)
Cash flows from financing activities
Payment of deferred offering costs	(163)	(319)
Proceeds from issuance of debt	500	—
Liquidation of Ellmount Support	(3)	—
Net cash (used in) provided by financing activities	334	(319)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	222	(22)
Net change in cash, cash equivalents, and restricted cash	(1,124)	(156)
Cash, cash equivalents, and restricted cash – beginning of period	4,045	4,150
Cash, cash equivalents, and restricted cash – end of period	$2,921	$3,994
Supplemental disclosure of cash flow:
Cash paid for taxes	$—	$28
Non-cash financing activities:
Conversion of related party debt into common stock	$—	$5,000
Acquisition of right of use asset in exchange for lease obligations	$975	$—

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. High Roller is the direct parent company of Ellmount Entertainment Ltd (“Entertainment”). Entertainment, which is based in Malta, has been in operation for over a decade and operated an online gaming business offering casino games to customers worldwide under the domain name ‘casinoroom.com’ under licenses issued by the Malta Gaming Authority and Swedish Gaming Authority.

Subsidiaries of entertainment

Wowly NV (“Wowly”) is a wholly owned subsidiary of Entertainment.

Wowly, which is organized in Curacao, manages certain internet related advertising services on behalf of Entertainment.

Ellmount Support SA (“Support”), which was based in Costa Rica, provided services to Entertainment that are currently being provided by Lunar Ventures Limited (“Ventures”), as described below, prior to its wind down in first quarter of 2024.

Deep Dive Holdings LTD, which is organized in Malta in September 2024, acts as a holding company for our consolidated Maltese operating and service entities and has no operations.

Subsidiaries of Highroller

In March 2022, the Company acquired HR Entertainment Ltc, an entity organized under the laws of British Virgin Islands, which holds a worldwide license to operate the HighRoller.com domain, and HR Entertainment became a wholly-owned subsidiary of the Company.

On May 30, 2023, Ventures was incorporated in Malta. The services provided by Ventures principally include customer support, activation, and retention, risk management, payments, and fraud management, Facebook maintenance and telemarketing, and monthly reporting on support transactions.

On February 15, 2024 Interstellar Entertainment N.V. was incorporated in Curacao for the primary purpose of extending our current Curacao sublicense previously held by our wholly-owned subsidiary HR Entertainment, and to apply for a gaming license directly with the Curacao Gaming Control Board. The Curacao Gaming Control Board has mandated that all applying entities seeking to receive a gaming license must be domiciled in Curacao. In March 2024, Interstellar Entertainment N.V., a wholly owned subsidiary of the Company incorporated in Curacao, applied to obtain a license from the Curacao Gaming Control Board and in July 2024 was issued license no. OGL/2024/1042/0564 to operate the highroller.com and fruta.com domains.

Reverse stock split

On January 16, 2024, the Company’s Board of Directors approved and the shareholders ratified a 1-for-3.95689 reverse stock split of the Company’s outstanding common stock, which became effective on January 16, 2024. Fractional shares, if any, were rounded up or down to the nearest whole share, as appropriate. As a result of this reverse split, all share and per share amounts have been retroactively adjusted for the impact of the reverse stock split for all periods presented. The reverse stock split did not impact the number of authorized shares of common stock, which remained at 60,000,000 shares, or the authorized shares of preferred stock, which remained at 10,000,000 shares, nor the $0.001 par value of such shares.

Note 2 — Summary of significant accounting polices

The Company’s complete accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes for the year ended December 31, 2023 as filed with the SEC in form S-1/A on October 7, 2024. Since December 31, 2023, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of High Roller Technologies, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”)  for interim financial information and the instructions to From 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and financial information that are normally required under U.S. GAAP can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2023, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The information included in this interim report should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2023, as previously filed with the SEC.

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of the Company’s financial position and operating results. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Going concern

The Company had a net working capital deficiency of $8,776 thousand, an accumulated deficit of $25,074 thousand and unrestricted cash resources of $1,329 thousand at September 30, 2024. During the years ended December 31, 2023 and 2022, the Company incurred a net loss of $2,818 thousand and $3,058 thousand, respectively, and during the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $3,854 thousand and $1,096 thousand, respectively.

The Company’s unaudited condensed consolidated financial statements have been presented on the basis that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has financed its working capital requirements historically through the continuing financial support of affiliates and related parties. The Company’s ability to continue as a going concern is dependent upon its ability to obtain the necessary financing to meet its continuing obligations and repay its liabilities arising from normal business operations when they become due, to fund the development and expansion of its business activities, and to generate sustainable operating profits and cash flows in the future.

As a result of these factors, at September 30, 2024, management had concluded that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are being issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing as may be necessary, of which there can be no assurance  that the Company will be successful in these efforts. The Company’s independent registered public accounting firm, in its report on our consolidated financial statements for the fiscal year ended December 31, 2023, has also expressed substantial doubt about our ability to continue as a going concern. The accompanying condensed consolidated Financial statements do not include any adjustments that might result from this uncertainty.

In October 2024 the Company completed its initial public offering and listed its common stock on the NYSE American which generated approximately $9,027,600. The Company’s pro forma cash position after the completion of its IPO was $11,941 thousand and its proforma working capital was $252 thousand.

As market conditions present uncertainty as to the Company’s ability to secure additional funds, there can be no assurance that the Company will be able to secure additional financing on acceptable terms, as and when necessary, to continue to conduct and develop operations.

If cash resources are insufficient to satisfy the Company’s ongoing cash requirements, the Company would be required to scale back or discontinue its operations, or obtain funds, if available, through strategic alliances or joint ventures that could require the Company to relinquish rights to and/or control of gaming licenses and/or operations, or to discontinue operations entirely.

Risk and Uncertainties

The Company’s business and operations are sensitive to general business and economic conditions worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, cash transfer rules and restrictions, and the general condition of the world economy. A host of factors beyond the Company’s control could cause fluctuations in these conditions. Adverse developments in these general business and economic conditions could have a material adverse effect on the Company’s financial condition and the results of its operations.

The Company’s business and operations are also sensitive to continually evolving online gaming regulatory and licensing requirements. In addition, the Company competes with many companies that currently have extensive and well-funded businesses, marketing and sales operations. The Company may be unable to compete successfully against these companies. The Company’s industry is characterized by rapid changes in technology and market demands. As a result, the Company’s products, services, or expertise may become obsolete or unmarketable. The Company’s future success will depend on its ability to adapt to technological advances, anticipate customer and market demands, and enhance its current technology under development.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, recovery of amounts held in escrow, realization of intangible assets, share-based compensation, accrued jackpots, hypothetical borrowing rates and the realization of deferred tax assets.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of liquid checking and instant access internet banking accounts with original maturities of ninety days or less that are subject to an insignificant risk of change in value. The Company has not experienced any losses to date resulting from our banking practices.

Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified as current or non-current restricted cash, as applicable, in the consolidated balance sheets.

Entertainment and HR Entertainment maintain separate accounts with various intermediary parties to segregate cash that resides in customers’ interactive gaming accounts from cash used in operating activities. Player funds denoted as such by Entertainment at the end of each period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming withdrawals that were initiated by players but that are still pending at the end of each period, and the value of any bets that are unsettled at the end of each period.

DUE FROM AFFILIATES

Due from affiliates consists of amounts expected to be collected from certain affiliated companies under common control. Amounts due reflect the revenues recorded by the Company under intra-group services arrangements for maintenance and operations of the iCasino platform on behalf of Interactive. As of September 30, 2024 and December 31, 2023, due from affiliates primarily reflected amounts due from Spike Up and Happy Hour Entertainment Holdings (see Note 12). On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in the consolidated financial statements.

Deferred Offering Costs

Deferred offering costs consist of payments with respect to the equity financing transaction, including legal fees. Such costs are deferred and were charged to additional paid-in capital during the three months ended December 31, 2024 in conjunction with the completion of the Company's initial public offering in October 2024.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Due to AFFILIATES

Due to affiliates consists of amounts owed by the Company to certain of its related parties and affiliates. Amounts due to affiliates may include payment for services provided to the Company by employees of the related party or affiliate, or reimbursement of amounts paid by the related party or affiliate on the Company’s behalf.

Leases

Under Leases (ASC Topic 842), the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The right-of-use asset components of operating leases are included in operating leases, right-of-use assets, net in the condensed consolidated balance sheets, while the current portion of operating lease liabilities are included in operating lease obligation, current in current liabilities, and the long-term portion of operating lease liabilities is included in operating lease obligation, non-current in non-current liabilities in the condensed consolidated balance sheets.

Foreign Currency and Foreign Exchange Risk

The unaudited condensed consolidated financial statements are presented in United States Dollars ($), which is the Company’s reporting currency.

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented on the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of September 30, 2024 and December 31, 2023, 94% and 97%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net loss and are included within general and administrative expenses. For the nine months ended September 30, 2024 and 2023, the Company incurred foreign currency transaction losses of $1,084 thousand and $1,516 thousand, respectively. For the three months ended  September 30, 2024 and 2023, the Company incurred foreign currency transaction losses of $369 thousand and $327 thousand, respectively. While the Company expects these losses to persist through 2024, it continues to manage and negotiate contracts with payment providers.

The effects of foreign currency translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

Credit Risk

The Company’s credit risk arises from cash and cash equivalents, and restricted cash and deposits with banks and other financial institutions. The Company maintains balances in banks in the United States and outside of the United States, primarily within the European Union. For funds held within the United States, the Federal Deposit Insurance Corporation insures $250 thousand per depositor per FDIC insured bank. For funds held within the European Union, the European Deposit Insurance Scheme insures €100 thousand per depositor per bank. The Company has funds in Finland, Cyprus, Lithuania, and Malta that are protected under this scheme. The Company mitigates potential cash risk by diversifying bank accounts with insured banking institutions within the United States and European Union. Furthermore, the Company maintains cash in payment service provider accounts and other such financial institutions that may or may not be protected under the previously mentioned insurance schemes. The Company mitigates this potential risk by drawing down funds and transferring them to insured bank accounts on a regular basis. Any loss incurred or lack of access to such funds could have an adverse impact on the Company’s financial conditions, results of operations and cash flows period.

Reclassification

Certain prior period amounts have been reclassed for comparability related to the components of operating expenses to conform to the current period classification.  There was no impact on the Company's previously reported net loss, net working capital, total liabilities, or total stockholders' equity (deficit).

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The amendments in ASU 2023-07 should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the disclosure impact that ASU 2023-07 may have on its financial statement presentation and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the disclosure impact that ASU 2023-09 may have on its financial statement presentation and disclosures.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 — Revenue

The components of disaggregated revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net gaming revenue	$6,470	$7,023	$18,490	$21,428
Net revenue generated through intra-group services arrangements	1,046	546	1,336	1,056
Total Revenue	$7,516	$7,569	$19,826	$22,484

The Company’s revenue by country for those with significant revenue for the three and  nine months ended September 30, 2024 and 2023 is summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2024		2023
Finland	$8,610	44%	$6,025	27%
New Zealand	4,720	24%	5,809	26%
Norway	2,812	14%	4,550	20%
Canada	2,653	13%	3,462	15%
Rest of world	1,031	5%	2,638	12%
Total Revenue	$19,826	100%	$22,484	100%

	Three Months Ended September 30,
(in thousands)	2024		2023
Finland	$3,797	50%	$2,176	29%
New Zealand	1,624	22%	1,993	26%
Norway	934	12%	1,684	22%
Canada	877	12%	1,199	16%
Rest of world	284	4%	517	7%
Total Revenue	$7,516	100%	$7,569	100%

As of September 30, 2024 and December 31, 2023, the Company did not record any contract assets or liabilities.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$1,329	$2,087
Restricted cash	1,592	1,958
Total cash and cash equivalents, and restricted cash	$2,921	$4,045

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents:
Malta	$379	$392
Finland	575	387
United States	171	123
United Kingdom	62	163
Cyprus	30	83
Lithuania	45	671
Switzerland	57	—
Other	10	267
Restricted cash
Malta	663	1,074
Denmark	268	544
United Kingdom	177	183
Singapore	106	105
Cyprus	374	—
Other	4	53
Total cash and cash equivalents, and restricted cash	$2,921	$4,045

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
VAT recoverable	$590	$523
Payment provider receivables	168	113
Prepaid income tax	—	32
Other prepaids	219	168
Total prepaid and other current assets	$977	$836

Note 6 — Intangible assets, Net

Intangible assets, net at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024
	Weighted
	Average
	Remaining
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Trademarks	Indefinite	$1,331	$—	$(1,021)	$310
Domain name	Indefinite	4,444	—	—	4,444
Capitalized software	3	780	(299)	—	481
		$6,555	$(299)	$(1,021)	$5,235

	December 31, 2023
	Weighted
	Average
	Remaining
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Trademarks	Indefinite	$1,242	$—	$(935)	$307
Domain name	Indefinite	4,396	—	—	4,396
Capitalized software	3	568	(154)	—	414
		$6,206	$(154)	$(935)	$5,117

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Trademarks and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe. There was no impairment during the three and nine months ended September 30, 2024 and 2023.

For the nine months ended September 30, 2024, the Company capitalized $150 thousand of costs incurred with respect to internal-use software, related to development of enhancements to the functionality of the software placed into service during the fourth quarter of 2023. The customer database was fully amortized in 2014, but was still in use through September 30, 2024. The Company recorded $53 thousand and $141 thousand in amortization expense on internal-use software for the three and nine months ended September 30, 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company’s internal use software is in use in Europe. There was no amortization expense for the nine months ended September 30, 2023 as it was placed into service in the fourth quarter of 2023.

Note 7 — Property and equipment

Property and equipment at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Machinery, furniture, and equipment	$228	$182
Leasehold improvements	210	121
	438	303
Less: accumulated depreciation	(39)	(53)
Total property and equipment, net	$399	$250

The Company recorded depreciation expense on property and equipment of $0 thousand and $2 thousand for the three months ended September 30, 2024 and 2023, respectively, and $31 thousand and $5 thousand for the nine months ended September 30, 2024 and 2023, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

Note 8 — Accrued expenses

Accrued Expenses at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
VAT and other non income tax liabilities	$1,950	$778
Accrued expenses	822	1,466
Accrued deferred offering costs	126	208
Accrued licensing fee	322	399
Accrued marketing	986	1,192
Accrued payroll	268	133
Other accrued expenses	48	124
Total accrued expenses	$4,522	$4,300

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 9 — Stockholders’ equity (deficit)

The Company is authorized to issue 60,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The common stock and undesignated preferred stock have a par value of $0.001 per share.

The holders of common stock are entitled to one vote per share on any matter submitted to a vote at a meeting of stockholders.

On October 22, 2024, the Company signed a firm commitment underwriting agreement (“Underwriting Agreement”) with ThinkEquity LLC (“IPO”) to sell at the initial closing on October 24, 2024, an aggregate of 1,250,00 shares of common stock, for gross proceeds of $10,000,000 and net proceeds after underwriting commissions and other offering expenses of approximately $9,027,600. In addition, the Company issued 62,500 warrants (“Warrants”) to the underwriter and its assignees to purchase up to 62,500 shares of common stock. The Warrants are exercisable beginning April 20, 2025 at an exercise price of $10.00 per share and expire on October 22, 2029. The holders of the Warrants have been provided with certain demand and piggy-back registration rights. The Warrants have typical representations, warranties and anti-dilution rights. The offering proceeds will be invested in a variety of capital preservation instruments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities, until needed.

Note 10 — Net loss per share

The computation of net loss per common share and the weighted average common shares outstanding for the three months and nine months ended September 30, 2024 and 2023 is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2024	2023	2024	2023
Basic
Net loss	$(501)	$(208)	$(3,854)	$(1,096)
Weighted average number of shares used in computing net loss per share – basic	7,013,302	6,951,385	7,005,541	6,533,276
Net loss per share - basic	$(0.07)	$(0.03)	$(0.55)	$(0.17)
Diluted
Net loss	$(501)	$(208)	$(3,854)	$(1,096)
Weighted average number of shares used in computing net loss per share – diluted	7,013,302	6,951,385	7,005,541	6,533,276
Net loss per share - diluted	$(0.07)	$(0.03)	$(0.55)	$(0.17)

As of September 30, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three months and nine months ended September 30, 2024 and 2023, as their effect would have been anti-dilutive. The additional securities excluded from the dilutive earnings per share calculation are as follows:

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Warrants	39,172	39,172	39,172	39,172
Stock options	209,703	88,453	209,703	88,453
Restricted stock units	99,966	11,198	99,966	11,198

Note 11 — Share-based compensation

The Company adopted its 2024 Equity Incentive Plan in January 2024 to provide equity-based compensation incentives in the form of options, restricted stock unit awards, performance awards, restricted stock awards, stock appreciation rights, and other forms of awards to employees, directors and consultants, including employees and consultants or affiliates, to purchase the Company’s common stock in order to motivate, reward and retain personnel. Upon adoption, an aggregate of 1,700,000 shares of common stock was reserved for grant and issuance pursuant to the equity incentive plan.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of option activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - January 1, 2023	199,651	$7.63	5.79
Granted	—	$—	—
Exercised	—	$—	—
Modified/Cancelled	(111,198)	$11.87	6.51
Expired/Forfeited	—	$—	—
Outstanding - December 31, 2023	88,453	$2.29	3.67
Granted	180,000	$6.33	9.56
Exercised	—	$—	—
Modified/Cancelled	(58,750)	$6.33	—
Expired/Forfeited	—	$—	—
Outstanding - September 30, 2024	209,703	$4.63	5.25
Exercisable - September 30, 2024	174,703	$3.88	4.17

Options granted during the nine months ended September 30, 2024 were valued using the Black-Scholes option-pricing model with the following assumptions. There were no options granted during the year ended December 31, 2023.

For the Nine Months Ended
September 30, 2024
Weighted average grant date fair value	$3.91
Expected term (years)	5.14-5.52
Risk-free interest rate	4.0 - 4.1%
Expected volatility	68.0%
Expected dividends yield	0%
Exercise price	$6.33

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within the Company’s industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$23	$—	$257	$1
Advertising and promotions	10	—	49	—
Product software and development	10	—	49	—
Total	$43	$—	$355	$1

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Compensation cost related to non-vested option awards not yet recognized as of September 30, 2024 was $138 thousand and will be recognized over the next 2.58 years.

On March 8, 2023, the Company amended a stock option agreement originally issued on September 1, 2022 to purchase 111,198 shares of common stock at the initial public offering price. The amendment issued 111,198 restricted stock units (“RSUs”) in lieu of the 111,198 stock options. One-half of the RSUs vest over three years and half of the RSUs vest upon the completion of certain performance milestones. On September 1, 2023, 13,900 RSUs vested into shares of common stock, and approximately 1,158 shares will continue to vest on the first day of each month until the end of the vesting period in 2026. The Company accounted for the amendment as a modification. The Company determined the modification of the time-based awards to be a Type I: Probable-to-probable modification, under ASC 718-20. The Company performed a fair value calculation of the awards immediately before and after the modification, resulting in $54 thousand of incremental cost to be recorded, which will be recognized on a straight-line basis over the remaining requisite service period. The Company determined the modification of the performance-based awards to be a Type IV: Improbable-to-improbable modification, under ASC 718-20. The compensation cost related to the performance-based awards after the modification is based on the fair value on the modification date. The fair value of the Milestone Vesting RSUs was determined to be $242 thousand. As of September 30, 2024, there has been no compensation cost recognized in relation to the Milestone Vesting RSUs. No share-based compensation expense has been recorded related to the performance-based awards as the Company determined they are currently not probable of being achieved.

A summary of RSU activity for the nine months ended September 30, 2024 and the year ended December 31, 2023 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Units	FV
RSUs outstanding at January 1, 2023	—	$—
Granted	111,198	$8.92
Vested	(17,375)	$13.53
Forfeited	—	$—
RSUs outstanding at December 31, 2023	93,823	$8.07
Granted	149,623	$6.33
Vested	(47,739)	$7.20
Forfeited	(95,741)	$7.61
RSUs outstanding at September 30, 2024	99,966	$6.33

The total fair value of RSUs vested during the nine months ended September 30, 2024 and 2023 was $344 thousand and $188 thousand, respectively.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
General and administrative	$31	$60	$372	$164
Advertising and promotions	3	—	13	—
Product software and development	3	—	13	—
Total	$37	$60	$398	$164

Of the 149,623 RSUs granted during the nine months ended September 30, 2024, 60,812 were determined to be performance RSUs, of which 30,406 vest upon the Company generating specified net gaming revenue targets for the year ending  December 31, 2024 and 30,406 vest upon generating specified net gaming revenue targets for the year ending December 31, 2025. As of September 30, 2024, the Company determined it was not probable of these performance conditions being met and therefore no expense has been recognized. Total compensation cost related to non-vested time-based RSUs not yet recognized as of September 30, 2024 was approximately $200 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2026. There was no total compensation cost related to non-vested performance-based RSUs not yet recognized as of  September 30, 2024.

Warrants

As of September 30, 2024, the Company had the following warrants outstanding:

Weighted-
Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(In Years)
Warrants outstanding - January 1, 2023	39,172	$2.37	4.50
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2023	39,172	$2.37	3.50
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - September 30, 2024	39,172	$2.37	3.00
Warrants exercisable - September 30, 2024	39,172	$2.37	3.00

There was no share-based compensation expense related to warrants incurred during the three and  nine months ended September 30, 2024 or 2023.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

12. Related party transactions

Service Agreements

The Company had previously entered into an Intra-Group Services Agreement with Interactive, pursuant to which, among other things, the Company and its subsidiaries provided certain specified services to Interactive. In addition, Interactive provides certain services to the Company. Beginning in 2022, the Company no longer provided specified services to Interactive, but Interactive continued to provide specified services to the Company. There also exists an agreement with another affiliate, Spike Up, wherein Spike Up provides marketing and promotion and other operating support for the Company.

For the three months ended September 30, 2024 and 2023, the Company generated revenues of $1,064 thousand and $546 thousand, respectively, related to the services performed by Interactive and Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company generated revenues of $1,336 thousand and $1,056 thousand, respectively, related to the services performed by Interactive and Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2024 and 2023, the Company recognized $164 thousand and $1,295 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2024 and 2023, the Company recognized $436 thousand and $1,570 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2024 and 2023, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $592 thousand and $1,569 thousand, respectively, included in direct operating costs. For the nine months ended September 30, 2024 and 2023, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $1,959 thousand and $3,195 thousand, respectively, included in direct operating costs.

For the three and nine months ended September 30, 2024 and 2023, the Company recognized an immaterial amount in both periods, for services performed by Interactive for the Company which was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Happy Hour Solutions Ltd., a company registered in Cyprus and a subsidiary of Happy Hour Entertainment Holdings Ltd., one of our principal shareholders, is the holder of an Estonian gaming license, and as of October 21, 2021 entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical and solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. Pending receipt of an Estonian gaming license, for which we intend to apply following close of our public offering, we entered into several agreements with Happy Hour Solutions Ltd., including:

●	a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain:

●

a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

●

in March 2024, Online Gaming Operations Agreement, as further described therein, pursuant to which we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and which allows us to recognize the revenues generated thereof as agreed upon by the parties.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Happy Hour Solutions Agreements collectively allow HR Entertainment access to additional online gaming revenues. In consideration of these agreements, HR Entertainment pays Happy Hour Solutions consideration of 500 thousand euros per month. Beginning in the fourth quarter of 2023, the Company also recognized certain administrative costs performed by certain subsidiaries of Happy Hour Entertainment Holdings. For the three and nine months ended September 30, 2024 and 2023, the Company recognized an immaterial amount in both periods, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in condensed consolidated statements of operations.

As of March 1, 2022, the Company entered into an agreement with Funnz (formerly known as WKND) to perform various services in connection with the conduct of the Company’s business. Funnz is a wholly-owned subsidiary of Happy Hour Entertainment Holdings Ltd. For the three months ended September 30, 2024 and 2023, such services totaled $0 and $120 thousand, respectively, included in product and software development expenses in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2024, such services totaled $30 thousand, included in product and software development expenses in the unaudited condensed consolidated statement of operations. For the nine months ended September 30, 2023, such services totaled $204 thousand, with $47 thousand included in direct operating expenses and $157 thousand included in product and software development expenses in the unaudited condensed consolidated statement of operations.

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the unaudited condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Due from affiliates
Spike Up	$489	$53
Happy Hours Entertainment Holdings	738	644
Other	—	5
Total due from affiliates	$1,227	$702
Due to affiliates
Interactive	$—	$4
Spike Up	4,871	3,718
Happy Hour Solutions	219	121
Funnz (formerly known as WKND)	—	68
Other	—	61
Total due to affiliates	$5,090	$3,972

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of September 30, 2024 and December 31, 2023, the total amount due to Spike Up includes $2,727 thousand and $2,702 thousand, respectively, related to the HighRoller.com domain name purchase (see Note 6), with the respective remaining balances related to user acquisition costs.

Short-Term Unsecured Notes Payable to Stockholders

On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans are due and payable on or before December 31, 2024. If not paid on or before maturity, the notes will accrue interest at a rate of 10% per year from the date of the original receipt of the funds. The loans are expected to be repaid substantially from operations.

13. Income Taxes

The Company recognized federal, state and foreign income tax expense of $0 and $$8,611 for the nine months ended September 30, 2024, and 2023, respectively. The effective tax rates for the nine months ended September 30, 2024, and 2023, were 0% and (0.8)%, respectively. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was due to a valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of September 30, 2024 or December 31, 2023.

14. Commitment and contingencies

Legal Claims

The Company operates in an emerging online gaming industry. For internet based online gaming operations, there is uncertainty as to which country’s law ought to be applied, as the internet operations can be linked to several jurisdictions. Legislation concerning online gaming is under review in many jurisdictions. The Company monitors the legal situation within the United States, European Union (the “EU”), and any of its key markets to ensure the Company will be in a position to continue operating in those jurisdictions.

In the normal course of business, the Company may be subject to claims and litigation. The Company reviews its legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions are required. If necessary, the Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s unaudited condensed consolidated financial statements to not be misleading. The Company does not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures are made for material matters as required by ASC 450-20, Contingencies.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

For the nine months ended September 30, 2024 and 2023, the Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company has provided an appropriate provision for these claims and related fees, which are included in accrued expenses in the consolidated balance sheets at September 30, 2024 and December 31, 2023. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature in these markets. The Company is also currently subject to administrative claims initiated by the Czech Ministry of Finance regarding the operation of gambling activities in 2018 without a license and has been ordered to pay a fine of approximately $216 thousand. The Company has provided a full provision for these administrative claims in accrued expenses in the condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.

Principal Commitments

The Company’s principal commitments primarily consist of operating lease obligations for office space, services agreements, and other contractual commitments. The principal commitments and contingencies are described below.

15. Leases

In January 2024, the Company entered into a lease for office space and car parking bays in Malta. The term of the lease is for six years, although the Company may terminate the lease at any time after three years. The monthly rent payment for the office is approximately $15 thousand for the first year, with a 3% annual increase.

Right-of-use assets for these administrative office leases as of September 30, 2024, and December 31, 2023, are summarized as follows:

	September 30,	December 31,
(in thousands)	2024	2023
Malta Office	1,029	—
Operating lease, right-of-use asset, net	$1,029	$—

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2024, were $12 thousand. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2024 and 2023, were $126 thousand and $19 thousand, respectively.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Annual maturities analysis under the Malta lease agreement at September 30, 2024 is as follows:

Year ending December 31,
2024 (remainder)	$57
2025	189
2026	194
2027	199
2028	205
Thereafter	274
Total	1,118
Less: Present value discount	(32)
Lease obligations, net	$1,086

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of September 30, 2024, the weighted average remaining lease term is 5.75 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

16. Subsequent events

The Company evaluated subsequent events that occurred after the balance sheet date through December 4, 2024, the date that these condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements other than the below.

In October 2024, the Company received the final decision from the Supreme Administrative Court of Czech Republic denying Company’s appeal relating to administrative claims initiated by the Czech Ministry of Finance regarding the operation of gambling activities in 2018 without a license and affirmed the imposed fine of CZK 5million (approximately $209 thousand ). The Company has been making quarterly payments on this imposed fine since September 2022 and expects that that the amount of the fine will be fully paid in Q1 2025.

On October 22, 2024, the Company signed a firm commitment underwriting agreement (“Underwriting Agreement”) with ThinkEquity LLC (“IPO”) to sell at the initial closing on October 24, 2024, an aggregate of 1,250,00 shares of common stock, for gross proceeds of $10,000,000 and net proceeds after underwriting commissions and other offering expenses of approximately $9,027,600. In addition, the Company issued 62,500 warrants (“Warrants”) to the underwriter and its assignees to purchase up to 62,500 shares of common stock. The Warrants are exercisable beginning April 20, 2025 at an exercise price of $10.00 per share and expire on October 22, 2029. The holders of the Warrants have been provided with certain demand and piggy-back registration rights. The Warrants have typical representations, warranties and anti-dilution rights. The offering proceeds will be invested in a variety of capital preservation instruments, including short-term, investment-grade, interest-bearing instruments and U.S. government securities, until needed.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report on Form 10-Q for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Unless the context requires otherwise, all references in this MD&A to the “Company,” “we,” “us,” or “our” refer to the company, High Roller Technologies, Inc. and its subsidiaries.

Our Business

We are an evolving and growth-oriented iCasino and entertainment company that focuses primarily on online casino betting in Europe and other markets. Our mission is to offer consistently superior customer experience by (i) providing fast onboarding, easy log-in and re-log-in, (ii) assuring efficient and secure payment processing, (iii) providing prompt payouts on player winnings, (iv) offering generous bonuses, bonus play and free spins on popular games, (v) utilizing an interactive environment for player engagement leading to longer stays online and more play, (vi) maintaining 24/7/365 customer service to assure customer satisfaction and (vii) providing an array of responsible gaming tools and AI models to ensure a safe gaming experience.

High Roller Technologies, Inc. was incorporated in Delaware in 2021 as a holding company, with the intent to seek an initial public offering on a United States securities exchange. In January 2022 we launched HighRoller.com to deliver more immersive real money gaming experiences for the iCasino market. Prior to our transition to the HighRoller.com Platform we operated our online iCasino activities under the casinoroom.com domain name. We operate an online gaming business offering casino games to customers in various jurisdictions worldwide under the HighRoller.com and fruta.com domain names principally utilizing our Curacao license, and under our Happy Hour Solutions Agreements accessing revenue generated under the Estonian license. Unless further extended, the Happy Hour Solutions Agreements terminate on the earlier of our receipt of an Estonian license or December 31, 2025.

Through our Platform we provide iCasino, or online casino, consisting of the full suite of games available in land-based casinos, such as blackjack, roulette, baccarat, poker, and slot machines. We generate revenue through hold, or gross winnings, as users play against the house. We believe iCasino provides lower volatility versus land-based casinos due to easier advance-based predictions on gaming rules and statistics.

We currently are present and active in several markets around the world. Our focus will primarily be to enter regulated markets in Europe, North and South America. We intend to seek entry into one or more regulated North American markets utilizing proceeds from this offering but have not identified any target or budgeted any amount for such entries. We currently expect that initial entry into any of these regulated North American markets to occur in approximately twelve months from the receipt of proceeds from this initial public offering. No assurance can be given that these efforts will prove successful. Our business may suffer if we are unable to open new geographical markets or if we are unable to continue expanding within existing markets.

We are implementing a multi-brand strategy to launch new brands utilizing our current licenses and using our existing resources. The scalability of our Platform allows the Company to use existing resources to launch new brands that provide access to new target demographics and generate new revenues through existing player acquisition channels while maintaining the current cost structure with nominal incremental costs. The conversion of marketing spend into new player acquisition or existing player reactivation on our current and future portfolio of brands will ultimately determine where player acquisition funds are spent on a market-to-market basis. While no assurances can be given that these efforts will be successful, and management’s time as well as nominal incremental costs may be spent with limited financial results, management believes that this strategy mitigates any material negative impact on operations or financial position by leveraging scalable processes and technologies within our Platform. If market reception is successful, a new brand may generate material revenue. We soft launched our second active brand, Fruta.com, in December 2023, allowing select players to test the website prior to going live in February 2024. We are currently exploring opportunities for other future brand launches. We expect to launch at least one new brand over the next twelve months to expand our market share in existing markets and reduce customer acquisition costs and attrition rates through cross-selling and brand diversification.

We obtain our iCasino game offerings from over 70 suppliers such as Pragmatic Play, Push Gaming, Evolution Gaming for Live Dealer Services, Big Time Gaming, Red Tiger Gaming, Play’n Go, Netent, Quickspin and others. These content and gaming licenses are subject to standard revenue-share agreements, whereby suppliers receive a percentage of the net gaming revenue generated from their respective casino games and payment combinations, including agreed upon fixed costs.

Our plan is to excite the iCasino industry by focusing on streaming and social experiences based on real money gaming experiences for the customer.

During the first half of 2022, we rebranded our iCasino operations from CasinoRoom.com to HighRoller.com and concurrently commenced to reposition our legacy gaming operator “CasinoRoom.com” into an online casino ratings and reviews portal that would generate high-value leads and targeted search engine traffic (SEO) for HighRoller.com and customer leads for other casinos particularly in markets that we do not serve. We believe that our new CasinoRoom.com affiliate model site may further enable us to support future brands which we may launch or acquire with targeted traffic.

Spike Up Media, an affiliate of our founders, is one of a handful of globally foremost providers of lead generation and we believe that our association with Spike Up Media provides high-quality, cost-effective lead generation converting into active customers which together with our favorable customer acquisition costs and customer retention will result in favorable gross operating margins.

Reverse Stock Split

On January 16, 2024, our Board of Directors approved and our shareholders ratified a 1-for-3.95689 reverse stock split of our outstanding shares of common stock, which became effective on that date. All share and per share amounts have been retroactively restated.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except shares and per share data)	2024	2023	2024	2023

Revenues	$7,516	$7,569	$19,826	$22,484

Operating expenses
Direct operating costs:
Related party	598	1,992	2,020	3,242
Other	2,671	1,242	7,740	6,887
General and administrative:
Related party	2	59	167	309
Other	1,877	2,436	7,169	7,212
Advertising and promotions:
Related party	194	1,222	408	1,570
Other	2,289	629	5,367	3,786
Product and software development:
Related party	46	58	193	157
Other	313	116	541	278
Total operating expenses	7,990	7,754	23,605	23,441
Loss from operations	(474)	(185)	(3,779)	(957)

Other expenses
Interest expense, net	(27)	(29)	(77)	(91)
Other income (expenses)	—	15	2	(39)
Total other expenses	(27)	(14)	(75)	(130)

Loss before income taxes	(501)	(199)	(3,854)	(1,087)
Income tax expense	—	9	—	9
Net loss	$(501)	$(208)	$(3,854)	$(1,096)

Other comprehensive income
Foreign currency translation adjustment	145	(123)	17	(121)
Comprehensive loss	$(356)	$(331)	$(3,837)	$(1,217)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.07)	$(0.03)	$(0.55)	$(0.17)
Weighted average common shares outstanding – basic and diluted	7,013,302	6,951,385	7,005,541	6,533,276

Revenue

Revenue decreased by $2,658 thousand or 12%, to $19,826 thousand during the nine months ended September 30, 2024, as compared to $22,484 thousand during the nine months ended September 30, 2023. The decrease was primarily due to the exit from Hungary due to a change in the regulatory environment in the second half of 2023, further impacted by decreases across some of our existing markets, partially offset by increases in Finland. The amount of real money bets during the nine months ended September 30, 2024, and 2023 was approximately $505,707 thousand and $535,300 thousand, respectively. Although total real money bets decreased by approximately 1% during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, the decrease in revenue of approximately 12% during the same periods was the result of a higher return to players. We expect to see further increases in revenue from Finland continuing through the end of 2024, offsetting, at least in part, the decrease in revenue resulting from our exit from Hungary.

Revenue was flat, decreasing by $53 thousand or less than 1%, to $7,516 thousand during the three months ended September 30, 2024, as compared to $7,569 thousand during the three months ended September 30, 2023. Increase in Finland for 3 months ended September 30, 2024 offset exit from Hungary in second half of 2023.

The Company’s revenue by country for those with significant revenue for the periods indicated are as follows:

	Nine Months Ended September 30,
(in thousands)	2024		2023
Finland	$8,610	44%	$6,025	27%
New Zealand	4,720	24%	5,809	26%
Norway	2,812	14%	4,550	20%
Canada	2,653	13%	3,462	15%
Rest of world	1,031	5%	2,638	12%
Total Revenue	$19,826	100%	$22,484	100%

	Three Months Ended September 30,
(in thousands)	2024		2023
Finland	$3,797	50%	$2,176	29%
New Zealand	1,624	22%	1,993	26%
Norway	934	12%	1,684	22%
Canada	877	12%	1,199	16%
Rest of world	284	4%	517	7%
Total Revenue	$7,516	100%	$7,569	100%

Direct operating costs

Direct operating costs (related party) decreased by $1,222 thousand or 38%, to $2,020 thousand during the nine months ended September 30, 2024, as compared to $3,242 thousand for the nine months ended September 30, 2023, which is primarily related to a decrease in user acquisition related revenue share paid to a related party affiliated company.

Direct operating costs (other) increased by $853 thousand or 12%, to $7,740 thousand for the nine months ended September 30, 2024 as compared to $6,887 thousand for the nine months ended September 30, 2023, which is primarily related to the use of non-related party affiliates across the comparative periods.

Of the total direct operating costs of $9,760 thousand and $10,129 thousand for the nine months ended September 30, 2024, and 2023, respectively, $4,245 thousand and $4,665 thousand was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

Direct operating costs (related party) decreased by $1,394 thousand or 70%, to $598 thousand during the three months ended September 30, 2024, as compared to $1,992 thousand for the three months ended September 30, 2023, which is primarily related to a decrease in user acquisition related revenue share paid to a related party affiliated company.

Direct operating costs (other) increased by $1,429 thousand or 115%, to $2,671 thousand for the three months ended September 30, 2024, as compared to $1,242 thousand for the three months ended September 30, 2023, which is primarily related to the use of non-related party affiliates across the comparative periods.

Of the total direct operating costs of $3,269 thousand and $3,234 thousand for the three months ended September 30, 2024, and 2023, respectively, $1,408 thousand and $1,563 thousand was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

General and administrative (related party) decreased by $142 thousand, or 46%, to $167 thousand for the nine months ended September 30, 2024, as compared to $309 thousand for the nine months ended September 30, 2023. The decrease was primarily driven by our decreased reliance on an affiliated company for administrative services.

General and administrative expenses (other) decreased by $43 thousand or 1%, to $7,169 thousand for the nine months ended September 30, 2024, as compared to $7,212 thousand for the nine months ended September 30, 2023. The decrease was primarily driven by a decrease in employee costs and professional services. Also included in general and administrative expenses (other) are foreign currency transaction losses, which decreased by $432 thousand to $1,084 thousand for the nine months ended September 30, 2024, as compared to $1,516 thousand for the nine months ended September 30, 2023.

General and administrative (related party) decreased by $57 thousand or 97%, to $2 thousand for the three months ended September 30, 2024, as compared to $59 thousand for the three months ended September 30, 2023.The increase was primarily driven by the decrease in reliance on related parties to perform administrative work and other professional services.

General and administrative expenses (other) increased by $559 thousand or 23%, to $1,877 thousand for the three months ended September 30, 2024, as compared to $2,436 thousand for the three months ended September 30, 2023. The increase was primarily driven by in house administrative salaries compared to related party services performed on behalf of the company in the same period.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which increased by $42 thousand to $369 thousand for the three months ended September 30, 2024, as compared to $327 thousand for the three months ended September 30, 2023.

Advertising and promotions

Advertising and promotions (related party) expenses decreased by $1,162 thousand or 74%, to $408 thousand for the nine months ended September 30, 2024, as compared to $1,570 thousand for the nine months ended September 30, 2023. The decrease was primarily driven by our decrease in reliance on an affiliated company for user acquisition.

Advertising and promotions expenses (other) increased by $1,581 thousand or 42%, to $5,367 thousand for nine months ended September 30, 2024, as compared to $3,786 thousand for nine months ended September 30, 2023. The increase is primarily attributable to an increase in people related costs, including stock compensation expense; and increases in customer retention and other marketing services

Advertising and promotions (related party) expenses decreased by $1,028 thousand or 84%, to $194 thousand for the three months ended September 30, 2024, as compared to $1,222 thousand for the three months ended September 30, 2023. The decrease was primarily related to decrease in reliance on affiliated companies for customer acquisition and marketing services.

Advertising and promotions expenses (other) increased by $1,660 thousand or 264%, to $2,289 thousand for the three months ended September 30, 2024, as compared to $629 thousand for the three months ended September 30, 2023. The increase is attributable to the increase in reliance on 3rd party companies compared to affiliated companies for the same period, as well as an increase in people related costs for in house marketing team.

Product and software development

Product and software development (related party) expenses increased by $36 thousand or 23%, to $193 thousand for the nine months ended September 30, 2024, as compared to $157 thousand for the nine months ended September 30, 2023. The increase is primarily driven by an increase in product development activity utilizing development resources from a related party.

Product and software development (other) expenses increased by $263 thousand or 95%, to $541 thousand for the nine months ended September 30, 2024, as compared to $278 thousand for the nine months ended September 30, 2023. The increase is primarily driven by an increase in product development activity utilizing development resources from third parties as well as internal development resources.

Product and software development (related party) was $46 thousand for the three months ended September 30, 2024, as compared to $58 thousand for the three months ended September 30, 2023, the decrease is due to reduced reliance on affiliate companies product development services and consulting fees.

Product and software development (other) increased by $197 thousand or 170%, to $313 thousand for the three months ended September 30, 2024 as compared to $116 thousand for the three months ended September 30, 2023.The increase was primarily related to the increase reliance on 3rd party companies and in house development resources.

Loss from operations

Loss from operations was $3,779 thousand for the nine months ended September 30, 2024, as compared to $957 thousand for the nine months ended September 30, 2023, primarily due to the decreases in revenue due primarily to the exit of a market in the second half of 2023, while the loss is partially offset by a reduction in operating expenses over the same period.

Loss from operations was $474 thousand for the three months ended September 30, 2024, as compared to $185 thousand for the three months ended September 30, 2023, due to the decrease in revenue offset with the decrease in operating expenses.

Interest expense, net

Interest expense, net was $77 thousand for the nine months ended September 30, 2024, as compared to $91 thousand for the nine months ended September 30, 2023, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Interest expense, net was $27 thousand for the three months ended September 30, 2024, as compared to $29 thousand for the three months ended September 30, 2023, and consisted primarily of primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Loss before income taxes

Loss before income taxes was $3,854 thousand for the nine months ended September 30, 2024, as compared to $1,087 thousand for the nine months ended September 30, 2023.

Loss before income taxes was $501 thousand for the three months ended September 30, 2024, as compared to loss before income taxes of $199 thousand for the three months ended September 30, 2023.

Income tax expense (benefit)

Income tax expense (benefit) was $0 and $9 thousand for the nine months ended September 30, 2024 and 2023, respectively.

Income tax expense was $0 for the three months ended September 30, 2024 as compared to an income tax expense of $9 thousand for the three months ended September 30, 2023.

Net loss

Net loss was $3,854 thousand for the nine months ended September 30, 2024, as compared to net loss of $1,096 thousand for the nine months ended September 30, 2023.

Net loss was $501 thousand for the three months ended September 30, 2024, as compared to net loss of $208 thousand for the three months ended September 30, 2023.

Other Trends Impacting Our Business

Our results of operations can and generally do fluctuate due to other factors such as level of customer engagement, online casino results and other factors that are outside of our control or that we cannot reasonably predict. Our quarterly financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, our offerings and those of our competitors, our marketing efforts, public sentiment or an economic downturn. As customer engagement varies, so may our quarterly financial performance.

Our quarterly and annual financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offerings, we offer local progressive jackpot games that are operated by us and larger progressive jackpots which are “global,” operating across multiple operators and guaranteed by our game suppliers, generally Games Global or Netent. Each time a customer plays one of our local progressive jackpot games, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the local progressive jackpot decreases our cash position and, depending upon the size of the jackpot, payouts may have a significant negative affect on our cash flow and financial condition. Global progressive jackpots are guaranteed and paid by the game suppliers and are not a liability directly affecting us.

We operate within the global gaming and entertainment industry, which is comprised of diverse products and offerings that compete for consumers’ time and disposable income. We face and expect to continue to face significant competition from other industry players both within existing and new markets including from competitors with access to more resources or experience. Customer demands for new and innovative offerings and features require us to continue to invest in new technologies and content to improve the customer experience. Many jurisdictions in which we operate or intend to operate in the future have unique regulatory and/or technological requirements, which require us to have robust, scalable networks and infrastructure, and agile engineering and software development capabilities. The global gaming and entertainment industry has seen significant consolidation, regulatory change and technological development over the last few years, and we expect this trend to continue into the foreseeable future, which may create opportunities for us but may also create competitive and margin pressures.

Liquidity and Capital Resources

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations. Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our employees’ compensation and benefits. Historically, we have relied on affiliates and related party relationships to support our working capital needs for operations.

We had $2,087 thousand in cash and cash equivalents as of December 31, 2023 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the year ended December 31, 2023 we had net loss of $2,818 thousand, had net cash provided by operations of $763 thousand, an accumulated deficit of $21,220 thousand, and negative working capital of $4,577 thousand.

We had $1,329 thousand in cash and cash equivalents as of September 30, 2024 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the nine months ended September 30, 2024 we had net loss of $3,854 thousand, had net cash used in operations of $1,355 thousand, an accumulated deficit of $25,074 thousand and negative working capital of $8,776 thousand. On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans are due and payable on or before December 31, 2024. If not paid on or before maturity the notes will accrue interest at a rate of 10% per year from the date of funds receipt. The loans are expected to be repaid substantially from operations. We believe that our existing cash resources and the expected revenue and cash flows from operations together with net proceeds from this offering will be sufficient to fund our operating and capital expenditure requirements for the next 18 to 24 months.

In June 2023 we entered into a debt conversion agreement with Ellmount Interactive A.B. and Spike Up Media A.B. pursuant to which we issued 631,809 shares of common stock, valued at $7.91 per share, to Spike Up in exchange for $5,000 thousand that we owed to Spike Up through June 30, 2023 for services provided to our subsidiary, HR Entertainment Ltd. Following this stock issuance, we owed Spike Up a balance of approximately $421 thousand, for such services, that was paid in the ordinary course of business.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal years ended December 31, 2023 and December 31, 2022, includes a going concern explanatory paragraph in which such firm expressed that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements contained in this Quarterly Report do not include any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet continuing obligations and repay our liabilities arising from normal business operations when they come due, to fund the development and expansion of our business activities, and to generate sustainable profitable operations and cash flows in the future. Management’s plan is to provide for our capital requirements by raising equity capital through one or more private placements or public offerings. No assurance can be given that we will be able to secure sufficient additional financing as and when necessary and on acceptable terms, or at all, to sustain and improve operating results and cash flows under the new business model.

At September 30, 2024 and December 31, 2023, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(1,355)	$579
Net cash (used in) provided by investing activities	(325)	(394)
Net cash (used in) provided by financing activities	334	(319)
Effective of exchange rate changes on cash	222	(22)
Net change in cash and cash equivalents, and restricted cash	$(1,124)	$(156)

Net cash used in operations during the nine months ended September 30, 2024, increased by $1,934 thousand to $1,355 thousand as compared to net cash provided by operations of $579 thousand during the nine months ended September 30, 2023. The increase during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, is primarily due to a a net increase in the various operating asset and liability accounts, particularly the net increase in due from/due to affiliates, as well as an increase in stock based compensation expense.

Net cash used in investing activities during the nine months ended September 30, 2024, was $325 thousand as compared to net cash used by investing activities of $394 thousand during the nine months ended September 30, 2023. The change is due to an increase in capitalized internal-use software costs and the purchase of property and equipment during the period.

Net cash provided by financing activities for the nine months ended September 30, 2024 was $334 thousand as compared to net cash used in financing activities of $319 thousand for the nine months ended September 30, 2023, and is related to the payment of deferred offering costs and a loan made by existing shareholders.

Restricted cash (current) was $1,592 thousand and $1,958 thousand at September 30, 2024 and  December 31, 2023, respectively.

Critical Accounting Estimates

The preparation of the audited consolidated financial statements and the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, recovery of amounts held in escrow, realization of intangible assets, share-based compensation, accrued jackpots and the realization of deferred tax assets.

The following critical accounting estimates affect the more significant judgements and estimates used in the preparation of our audited consolidated financial statements and the unaudited condensed consolidated financial statements.

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment, operating lease-right of use assets and indefinite lived assets (i.e. trademarks and domain names).

We evaluate long-lived assets for indicators of impairment at least annually or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the long-lived asset is used and the effects of obsolescence, demand, competition and other economic factors. If indicators of impairment are identified, we perform an undiscounted cash flow analysis of the long-lived assets. Asset groups are written down only to the extent that their carrying value is lower than their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant.

Indefinite-lived intangible assets consist of trademarks and domain names. Indefinite-lived intangible assets are not amortized; rather they are tested for impairment at least annually, or more frequently if adverse events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Impairment tests are performed, at a minimum, in the fourth quarter of each year.

To test indefinite-lived intangible assets for impairment, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is performed. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows.

We evaluated qualitative factors at December 31, 2023 related to the HighRoller domain name and concluded that it is not more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. Therefore, no further impairment considerations were deemed necessary on the HighRoller domain name as of December 31, 2023.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2023 or the period ended September 30, 2024.

Share-Based Compensation

We record share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”) and recognize share-based compensation expense in the period in which a grantee is required to provide service, which is generally over the vesting period of the individual share-based payment award. Compensation expense for awards with performance conditions is not recognized until it is probable that the performance target will be achieved. Compensation expense for awards is recognized over the requisite service period on a straight-line basis. Forfeitures are accounted for as they occur.

Unit awards are classified as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date.

Income Taxes

We comply with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. Any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

Recently Adopted Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on our financial statement presentation or disclosures.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. The Company remains an emerging growth company and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the Company financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2024, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2024, the end of the period covered by this Form 10-Q, we did not maintain effective disclosure controls and procedures at the reasonable assurance level, as described below.

●

During 2022, certain issues were identified that indicated the existence of deficiencies in the Company’s internal ability to prepare consolidated financial statements, reflecting material weakness in the Company’s internal control over financial reporting.

●

During 2023, the Company expanded its financial and accounting staff, which included adding a Chief Financial Officer, a Controller, a Director of Accounting and Financial Reporting, as well as requisite supporting staff. As a result, the Company believes that it has adequate staff resources to address accounting and reporting requirements under U.S. GAAP and SEC reporting standards, and to implement internal controls.

●

The Company has retained the services of qualified outside consultants with expertise to perform specific accounting and finance tasks or functions, and to assist in the design and installation of accounting and internal control systems. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will continue through the remainder of 2024, and possibly longer.

While the deficiencies described above did not result in any material misstatements to the Company’s condensed unaudited consolidated financial statements for the period ending September 30, 2024, they did represent a material weakness as of September 30, 2024, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is in the process of implementing a plan to remediate the material weakness described above as soon as possible.

Changes in Internal Control over Financial Reporting

Except as described above, there were no significant changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the nine-months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, the Company may be subject to claims and litigation. The Company reviews its legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions are required. If necessary, the Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for our financial statements to not be misleading. The Company does not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures will be made for material matters as required by ASC 450-20, Contingencies.

The Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd., a subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature that may be material in these markets. The Company is also currently subject to administrative claims initiated by the Czech Ministry of Finance regarding the operation of gaming activities in 2018 without a license and has been ordered to pay a fine of approximately $216 thousand, which is under appeal. The Company is not currently aware of any other material regulatory or tax claims. The Company has provided appropriate provision for these claims in accrued expenses in its consolidated balance sheets at September 30, 2024 and December 31, 2023 and 2022 to the extent that such claims can be reasonably estimated. See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the information set forth in this Form 10-Q, you should also carefully review and consider the risk factors contained in our other registration statements, reports and periodic filings with the SEC that could materially and adversely affect our business, financial condition, and results of operations. The risk factors we have identified and discussed, however, do not identify all risks that we face because our business operations could also be affected by additional factors that are not known to us or that we currently consider to be immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibit

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH ROLLER TECHNOLOGIES, INC.

Date: December 4, 2024	/s/ Ben Clemes
Ben Clemes
Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2024	/s/ Matt Teinert
Matt Teinert
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)