Form 10-K
period 2024-12-31
High Roller Technologies, Inc.
filed 2025-03-21
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

Commission File Number: 001-42202

High Roller Technologies, Inc.

(Exact name of registrant as specified in its charter)

Delaware	87-4159815
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 South 4th Street, Suite 500-#390, Las Vegas, NV	89101
(Address of principal executive office)	(Zip Code)

(702) 509-5244

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ROLR	NYSE American LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The registrant was not a public company at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s Common Stock began trading on the NYSE American LLC on October 23, 2024. The aggregate market value of the registrant’s Common Stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2024, computed by reference to the closing price for the Common Stock on such date ($4.37), as reported on the NYSE American LLC, was $2.3 million.

As of March 20, 2025, there were 8,375,349 shares of the registrant’s common stock outstanding.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

ANNUAL REPORT ON FORM 10-K

i

INTRODUCTORY NOTE

Forward-Looking Statements and Summary of Risk Factors

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements, about High Roller Technologies, Inc. and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements. In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “project,” or “potential,” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

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

●

the performance of the Company’s information technology systems and its ability to maintain data security; litigation and our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and

●	and other risks described from time to time in our filings with the Securities and Exchange Commission.

ii

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements. Any forward-looking statements that we make in this report speak only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report, or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as may be required by applicable law. In this Annual Report, references to “we,” “us,” “our,” and the “Company” refer to High Roller Technologies, Inc. and its direct and indirect subsidiaries.

Summary of Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects that you should consider before making a decision to invest in our securities. These risks are discussed more fully in the section titled “Risk Factors” in Item 1A, and include, the following:

     ●  Competition in the online casino gaming industry is intense and, as a result, we may fail to attract and retain users who may be attracted to competing betting and gaming options, which may harm our operations and growth prospects.
     ●  We launched our HighRoller.com domain name in January 2022 as our principal iCasino Platform and have re-purposed our legacy CasinoRoom.com into a marketing platform to provide lead generation to online casinos. We have a limited history of operations and financial information on which to assess our current business strategy and no assurance can be given of long-term growth and consumer acceptance in which event our future revenue and results of operations may decline.
     ●    The success, including win or hold rates, of existing or future online wagering products depends on a variety of factors and is not completely controlled by us.
     ●    If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer, which could harm our brand and negatively impact our business, financial condition, results of operations and prospects and can result in government and civil investigations and litigations.
     ●    Our growth prospects may suffer if we are unable to offer additional new and exciting gaming products. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain key users and our revenue and results of operations may decline.
     ●    Recruitment and retention of our executives and key employees are vital to growing our business and meeting our business plans. Our inability to recruit executives or key employees, or the loss of any of our executives or other employees could harm our business.
     ●    The nature of our business subjects us to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.
     ●    Our business operations are currently located outside of the United States, which subjects us to additional operational and regulatory risks that could adversely affect our operating results.
     ●    Negative publicity or an adverse shift in public opinion regarding online casino wagering may adversely impact our business and user retention if such change in public opinion occurs in the market(s) that we operate in.
     ●    Our business is subject to a variety of United States and foreign laws, many of which are in the process of being formulated and are constantly evolving. Any change in regulations or their interpretation, or the regulatory climate applicable to our products and services, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
     ●    Our growth prospects depend on the legal status of real-money online iCasino gaming in various jurisdictions, and legalization may not occur in as many states as we expect or may occur at a slower pace than we anticipate or may be accompanied by legislative or regulatory restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.
     ●    Failure to comply with regulatory requirements or to successfully obtain licenses or permits could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, and could cause financial institutions, online and mobile platforms and distributors to stop providing services to us.
     ●    We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects.
     ●    Our product offerings and other software applications and systems, and certain third-party platforms that we use could contain undetected errors which could adversely affect our operating results.
     ●    Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored therein could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, other loss or theft of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.
     ●    We rely on third-party payment processors to process deposits and withdrawals made by our users on our platform, and if we cannot manage our relationships with these third parties and other payment-related risks, our business, financial condition, results of operations and prospects could be adversely affected.
     ●    We rely on other third-party service and content providers and if those third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.
     ●    If internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.
     ●    We identified material weaknesses in our internal control over financial reporting, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.
     ●    Economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects.
     ●    Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and to enter new markets, domestic and foreign, and if we fail to obtain these licenses our business, financial condition, results of operations and prospects could be impaired.
     ●    We may encounter difficulties in managing our growth, which could adversely affect our operations.
     ●    Our amended and restated certificate of incorporation, as amended (“Certificate of Incorporation”), designates the Chancery courts of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us, our directors, officers or employees.

iii

PART I.

Item 1. BUSINESS

Overview

High Roller Technologies, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “High Roller,” “we,” “us,” “our,” “ours”, or the “Company”) is an evolving and growth-oriented global online gaming operator. We offer a compelling real money online casino platform. The Company defines the term platform (“Platform”) as the fusion of its technical IP, commercial partnerships, and operational expertise including an in-house developed domain customizable frontend and content management system (CMS) which offers enhanced search engine optimization, direct API integrations, faster load times, and better scalability. The Company utilizes a third party player account management system (PAM) that offers a high level of control over game integrations, payment provider solutions, and overall player management. The Company’s experienced operational management team actively oversees engagement with its players and partners. The Company’s Platform is based around a set of gaming products, which the Company refers to as “iCasino” and is offered to players in select markets throughout the world. The Company offers a wide range of games, including many that are available in land-based casinos. The Company currently offers more than 4,400 games from over 70 providers, representing largely the entire range of iCasino games which the Company believes are most attractive to its player base including video slots, blackjack, roulette, baccarat, craps, and video poker. A number of the Company’s most popular games are available to play with a live dealer including blackjack, video poker, roulette, baccarat, craps, Game Shows, which is the fastest growing live casino segment, and other popular live games. One of our key strengths is a strong player acquisition pipeline, built through extensive industry specific marketing relationships and expertise. The Company’s offerings incorporate attractive graphics, targeted bonuses, and interactive social elements in a secure environment featuring rapid onboarding and payouts. The Company’s selections of games include but are not limited to those sourced from:

●	Evolution Gaming
●	Pragmatic Play
●	Push Gaming
●	No Limit City
●	Play’n GO
●	Relax Gaming
●	Red Tiger Gaming
●	Big Time Gaming
●	Netent
●	Quickspin
●	Games Global

The Company was incorporated in Delaware on December 21, 2021 and the Company completed its initial public offering in October 2024.

Launching Our Premium Brand HighRoller.com

In January 2022 we launched our premium brand HighRoller.com, replacing our legacy iCasino brand, CasinoRoom.com. Our subsidiary, Interstellar Entertainment NV, is licensed by the Curacao Gaming Control Board, under license number OGL/2024/1042/0564. Following the closing of our initial public offering, we intend also to apply for an Estonian gaming license. Pending receipt of an Estonian gaming license, we entered into several agreements with Happy Hour Solutions Ltd., an affiliated company and holder of an Estonian gaming license, including:

●	a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain;
●

a Nominee Agreement, dated the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support enter into contracts in the ordinary course of business in the name of Happy Hour Solutions, and

●

in March 2024 an Online Gaming Operations Agreement, by which, as further described therein, we continue to supply Happy Hour Solutions with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

We refer to these agreements collectively as the “Happy Hour Solutions Agreements.” The Happy Hour Solutions Agreements terminate on the earlier of our receipt of an Estonian gaming license or December 31, 2025. The Happy Hour Solutions Agreements as described above are qualified in their entirety by the agreements filed as exhibits to this Annual Report.

Our remote license and the Happy Hour Solutions Agreements provide us with the ability to generate revenues in certain jurisdictions within Europe, Asia-Pacific and the Americas.

We operate in a mix of remote licensed markets, which we refer to as Pre-regulated markets, where we may reasonably operate using international licenses, as well as locally licensed markets, which we refer to as Regulated markets, requiring a local license. We plan to launch into one or more locally regulated markets utilizing proceeds from our initial public offering, the first of which is Ontario. We have begun the process of obtaining a license in Ontario with a projected launch in the second half of 2025. We have applied for a gaming license in Malta which will give us an additional option for offering bets in certain pre-regulated markets. We previously held a gaming license in Malta which was surrendered in good standing and has not been operated under since 2022. We expect to receive this license in the second half of 2025.

Our vision is to be the premium online destination for high rollers around the world. We believe the highroller.com domain provides us with a strategic asset to build a brand appealing to high value customers. While our Platform allows us to scale highroller.com and other brands attracting additional demographics. Our founders, board of directors, and management collectively have over 100 years of iGaming experience, having founded, listed, and successfully exited a range of companies working in some of the most competitive global iGaming and e-commerce markets. Our branding and operational focus is to establish and continue to grow significant market share in the international online casino markets.

Our growth will be driven by attracting and acquiring new players, engaging our existing users, by entering new geographical markets, and implementing a multi-brand strategy. See “Growth Strategy” below. We believe that one of our main competitive strengths is rooted in our founding team’s proven expertise in digital performance marketing and operational excellence, along with the iCasino experience of our seasoned senior management.

Launch of HighRoller.com and Relaunch of CasinoRoom.com as an Affiliate Marketing Website

During the first quarter of 2022, we acquired HR Entertainment Ltd., a British Virgin Islands company, in order to obtain the premium HighRoller.com domain name and related intellectual property that we believe is a main component of our growth strategy. We consider this acquisition a principal lynchpin of our ongoing strategy of delivering one of the most exciting and immersive real money gaming experiences for the iCasino market. In July of 2024, we transitioned all gaming activities under the HighRoller.com domain name and all related intellectual property to our newly formed subsidiary, Interstellar Entertainment NV, a Curacao company, to comply with new regulations requiring a Curacao license to be held only by a Curacao company.

During the first quarter of 2022, we acquired Ellmount Entertainment Ltd., a Malta company, in order to obtain the CasinoRoom.com brand. We offered active Casino Room players the option to open accounts at HighRoller.com and commenced welcoming players onto what is in our view the more attractive iCasino platform.

During the first half of 2022, we rebranded our iCasino operations from CasinoRoom.com to HighRoller.com and concurrently commenced to reposition our legacy gaming operator “CasinoRoom.com” into an online casino ratings and reviews portal to generate high-value leads and targeted search engine traffic (SEO) for HighRoller.com and customer leads for other casinos particularly in markets that we do not serve. The new CasinoRoom.com affiliate model site further enables us to support any future brands we may launch or acquire with targeted traffic.

In March 2022, we relocated our principal offices from Stockholm, Sweden to Las Vegas, Nevada. We also maintain offices in Malta to support our administrative and operational activities.

Market Trends

Total addressable worldwide gambling market in 2024 was approximately $573 billion of which iGaming was approximately $106 billion or about 18.5% of total addressable worldwide gambling market. The market is expected to grow to $755 billion by 2029, of which iGaming is expected to account for $187 billion or approximately 25% of total addressable worldwide gambling market. This estimated growth in the iGaming market represents a compound annual growth rate of 12.3%.

Our Business Model

We offer our customers a wide array of popular and exciting casino games from over 80 leading third-party game developers. Our mission is to offer consistently superior customer experience by (i) providing fast onboarding, easy log-in and re-log-in, (ii) assuring efficient and secure payment processing, (iii) providing prompt payouts on player winnings, (iv) providing an array of responsible gaming tools and AI models to ensure a safe gaming experience, (v) offering generous bonuses, bonus play and free spins on popular games, (vi) utilizing an interactive environment for player engagement leading to longer stays online and more play and (vii) maintaining 24/7/365 customer service to assure customer satisfaction.

We have also established a strategic partnership with Spike Up Media LLC, an affiliate of our founders and one of the leading global providers of online lead generation to iCasino operators. We believe that our association with Spike Up Media generates high quality, cost-effective lead generation providing us with higher lead to customer conversions, and attractive payment terms and revenue sharing which gives us an additional competitive advantage. Our current agreement with Spike Up Media allows for termination by either party at any time without penalty.

Our Growth Strategy

High Roller intends to achieve rapid, cost efficient and sustainable growth by utilizing high margin cash flow generated from online casino operations in our current international markets where we operate and to enter and grow sustainable revenues in newly regulated and soon to be regulated markets.

We are implementing a multi-brand strategy, facilitated by our in house developed scalable CMS and frontend that allows us to scale our business by duplicating our Platform strengths across multiple domains with individualized branding and different target markets. We believe that this multi-brand strategy allows us to compete for increased market share in markets where players have accounts with multiple iCasino operators by offering a selection of brands that target different demographics in addition to launching new brands that are locally targeted. We expect that we will be able to launch competitive new brands as we identify opportunities in our existing markets or new markets. We soft launched our second brand, Fruta.com, in December 2023, allowing select players to test Fruta.com prior to going live. We have successfully launched Fruta.com in our existing markets throughout 2024. We launched Fruta.com using our existing resources and gaming licenses.

While we plan to focus our resources on growing and improving our existing brands and entering new markets, we believe that the scalability of our Platform will continue to allow the Company to launch and support additional brands, if necessary, with our existing resources. Management anticipates that the growth of the brands and launches into new markets will provide access to new players within our target demographics and generate added revenue through existing player acquisition channels while maintaining the current cost structure with nominal incremental costs. Management believes that this strategy will have no material negative impact on financial condition, operations, liquidity, or capital position of the Company.

Our Competitive Strengths

The Company is an evolving and growth-oriented online iCasino operator of B2C brands, leveraging its online operational and marketing expertise and assets as the foundation for what we believe to be a highly competitive growth model. We believe that the combination of our digital IP, commercial partnerships, operational expertise of our management team, and customer-centric approach that fosters loyalty are among our competitive strengths. Our Platform provides strong localization, ease of deposits and withdrawals, a bespoke player gaming experience, through our advanced technology. We use automated tools and machine learning to interact in real-time with our customers and to promote responsible gaming. Our in house developed AI-based reward system rewards players in real-time based on the players activity, games of choice, average transactions and their value segment. Additionally, one of our key strengths is a strong player acquisition pipeline, built through extensive industry specific marketing relationships and expertise.

Pre-regulated markets have lower thresholds to enter and higher operating margins as local regulation typically entails increased compliance requirements and higher taxation. Pre-regulated markets, however, generally carry more long-term uncertainty, as emerging regulation is yet unclear. We are able to use proceeds from operations in Pre-regulated markets to invest into Regulated markets building long-term sustainable profits. We previously operated our legacy CasinoRoom.com iCasino operations in a number of Pre-regulated markets through a previously held gaming license in Malta. After transitioning to our highroller.com website, we surrendered our Malta gaming license associated with the CasinoRoom.com operations but have since applied for a gaming license in Malta under our new operational structure. We currently operate our HighRoller.com iCasino operations principally through our Curacao gaming license and through the agreements we have with Happy Hour Solutions, a subsidiary of Happy Hour Entertainment Holdings Ltd., which holds the Estonian gaming license. For both of these remote gaming licenses, licensors impose few territorial restrictions. Daniel Bradtke, one of the principals of Happy Hour Entertainment Holdings Ltd., serves as a member of our board of directors and Ben Clemes, who became our CEO on January 1, 2024, has previously served as a Portfolio Partner at Happy Hour Solutions.

We compete for customers by having optimized the HighRoller.com product for social media, including live streaming with interactive play allowing fans to bet side by side with their favorite streamers, which is an emerging feature within our industry. We believe that through a combination of more immersive play that has built-in virality and our focus on VIP customer experience and support all on our safe and secure platform, we can attract and retain a growing number of real money players.

Human Capital

Our Employees. As of March 20, 2025, we employed 59 persons working across offices in North America and Europe. Of these, four were employed in the United States and 55 were employed in Malta. Our qualified and experienced team includes six persons in senior management and the balance engaged in operations, accounting, social media and marketing, customer service, technological support and the balance in other administrative responsibilities. We also utilize a number of consultants for financial reporting, regulatory and other operational matters.

We believe that we maintain a satisfactory working relationship with our employees, and we have experienced no significant labor disputes or any difficulty in recruiting staff for our operations. None of our employees are represented by a labor union.

Employee Engagement, Talent Development and Benefits. We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, and opportunities for equity ownership.

Available Information

High Roller files annual, quarterly, and current reports, proxy statements, and all amendments to these reports and other information with the SEC. High Roller makes available free-of-charge, on or through its website at https://ir.highroller.com, all SEC filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC . The information on High Roller’s website is not incorporated by reference in this Annual Report. Reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including High Roller’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.  RISK FACTOR

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto, before making a decision to invest in our common stock. These risks and uncertainties are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the price of our common stock could decline, and you could lose part or all of your investment. You should not interpret our disclosure of any of the following risks to imply that such risks have not already materialized.

Risks Related to Our Business

Competition in the retail and online iCasino industry is intense and, as a result, we may fail to attract and retain users, which may negatively impact our operations and growth prospects.

The industries in which we operate are characterized by intense competition. We compete against other providers of retail or online iCasino gaming, as well as against providers of online and mobile entertainment and leisure products more generally. Other companies producing online gaming and/or interactive entertainment products and services are often established and well-financed, and other well-capitalized companies may introduce competitive services. Our competitors may spend more money and time on developing and testing products and services, undertake more extensive marketing campaigns, adopt more aggressive pricing or promotional policies or otherwise develop more commercially successful products or services than ours, which could negatively impact our business. Our competitors may also develop products, features, or services that are similar to ours or that achieve greater market acceptance. Such competitors may also undertake more far-reaching and successful product development efforts or marketing campaigns or may adopt more aggressive pricing policies. Furthermore, in the future, new competitors, whether licensed or not, may enter the online iCasino gaming industries. If we are not able to maintain or improve our market share, or if our offerings do not continue to be popular, our business, financial condition, results of operations and prospects could be adversely affected.

Competitive pressures may also adversely affect our margins. For example, as we expand the competition may increase, and we may need to increase our marketing expenses, thereby lowering our margins, in order to compete.

We operate in the global entertainment and gaming industries within the broader entertainment industry with our business-to-consumer (“B2C”), offerings such as online casino wagering, social gaming, and our B2B offerings through our Casino Room platform and other services. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well-established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our online casino wagering, and social gaming platforms in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.

In addition, our ability to achieve growth in revenue in the future will depend, in large part, upon our ability to attract new users to our offerings and retain existing users of our offerings, as well as continued user adoption of online casino more generally. Growth in the online casino and gaming industries and the level of demand for and market acceptance of our product offerings will be subject to a high degree of uncertainty. We cannot assure that consumer adoption of our product offerings will continue or exceed current growth rates, that the industry will achieve more widespread acceptance or that we will be able to retain our customers if we are unable to keep pace with technological innovation and customer experiences.

Our business depends on the success, including win or hold rates, of existing and future online gaming products, which rely on a variety of factors and are not completely controlled by us.

The online casino gaming industries are characterized by an element of chance. Our revenue is impacted by variations in the hold percentage (the ratio of net win to total amount wagered), or actual outcome, on the online casino games that we offer to our customers. We use the hold percentage as an indicator of an online casino game’s performance against its expected outcome. Although each online casino game generally performs within a defined statistical range of outcomes, actual outcomes may vary for any given period, particularly in the short term however should normalize over time to the return to player percentage as designed by the game mathematics combined with the outcome from the random number generator.

In the short term, for online casino wagering, the element of chance may affect win rates (hold percentages); these win rates, may also be affected in the short term by factors that are largely beyond our control, such as the mix of games played or wagers placed, the financial resources of customers, the volume of wagers placed and the amount of time spent playing. For online casino games, it is possible a game will malfunction or is otherwise misprogrammed to pay out wins in excess of the game’s mathematical design and award errant prizes. Factors that are nominally within our control, such as the level of incentives or bonuses or comps given to customers, might, for various reasons both within and beyond our control, not be well-managed and hence in turn might impact win rates. Similarly, inadvertently over-incentivizing customers can convert a casino game that would otherwise have been expected to be profitable for us into one with a positive expectation for the player.

As a result of the variability in these factors, the actual win rates on our online casino gaming offerings may differ from the theoretical win rates we have estimated and could result in the winnings of our online casino gaming customers exceeding those anticipated. The variability of win rates (hold rates) also has the potential to negatively impact our business, financial condition, results of operations, prospects and cash flows. For casino games there can be no assurance that existing casino game features will always be allowed or that new casino game features will be allowed or that regulators will not seek to constrain the operation of games in any way, for example by limiting the rate or speed of game play. If game features or other relevant aspects of casino game design are constrained then our business, financial condition, results of operations, prospects and cash flows might be negatively impacted.

Our success also depends in part on our ability to anticipate and satisfy user preferences in a timely manner. As we operate in a dynamic environment characterized by rapidly changing industry and legal standards, our products are subject to changing consumer preferences that cannot be predicted with certainty. We need to continually introduce new offerings and identify future product offerings that complement our existing platforms, respond to our users’ needs and improve and enhance our existing platforms to maintain or increase our user engagement and growth of our business. We may not be able to compete effectively unless our product selection keeps up with trends in the digital gaming industries in which we compete, or trends in new gaming products.

Our forecasts, including for revenues, market share, expenses and profitability, are subject to significant risks, assumptions, estimates and uncertainties and may therefore differ materially from our expectations.

We operate in rapidly changing and competitive industries, and our forecasts are subject to the risks and assumptions made by management with respect to our industries. Operating results are difficult to forecast because they generally depend on our assessment of the timing of adoption of future legislation and regulations by different states and countries, which are uncertain. Furthermore, if we invest in the development of new products or distribution channels that do not achieve significant commercial success, whether because of competition or otherwise, we may not recover the often substantial “up front” costs of developing and marketing those products and distribution channels or recover the opportunity cost of diverting management and financial resources away from other products or distribution channels.

Additionally, as described below under “— Economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects,” our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. Moreover, while casino operations are largely unaffected by seasonality in aggregate as online casino gaming is largely an individual activity unaffected by external calendars we believe that there is however some evidence that seasonality effects may occur at the time of certain major national holidays and/or vacation periods, as a result of which our revenue and cash flows could be adversely affected during times of the year when customers are more likely to engage in other non-gaming activities. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts and investors may negatively react and our stock price could be materially impacted.

If we fail to detect fraud or theft, including by our users and employees, our reputation may suffer, which could harm our brand and reputation and negatively impact our business, financial condition, results of operations and prospects and can subject us to investigations and litigation.

We may incur losses from various types of financial fraud, including use of stolen or fraudulent credit card data, claims of unauthorized payments by a user and attempted payments by users with insufficient funds. Bad actors use increasingly sophisticated methods to engage in illegal activities involving personal information, such as unauthorized use of another person’s identity, account information or payment information and unauthorized acquisition or use of credit or debit card details, bank account information and mobile phone numbers and accounts. Under current credit card practices, we may be liable for use of funds on our Platform with fraudulent credit card data, even if the associated financial institution approved the credit card transaction.

Acts of fraud or other forms of cheating by our gaming customers may involve various tactics, including collusion with our employees and the exploitation of loopholes in our promotional bonus schemes. Successful exploitation of our systems could have negative effects on our product offerings, services and user experience and could harm our reputation. Additionally, we may inadvertently send overly generous promotional schemes that users or regulators force us to honor. Failure to discover such acts or schemes in a timely manner could result in harm to our operations. In addition, negative publicity related to such schemes could have an adverse effect on our reputation, potentially causing a material adverse effect on our business, financial condition, results of operations and prospects. In the event of the occurrence of any such issues with our existing Platform or product offerings, substantial engineering and marketing resources and management attention, may be diverted from other projects to correct these issues, which may delay other projects and the achievement of our strategic objectives.

In addition, any misappropriation of, or access to, users’ or other proprietary information or other breach of our information security could result in legal claims or legal proceedings, including regulatory investigations and actions, or liability for failure to comply with privacy and information security laws, including for failure to protect personal information or for misusing personal information, which could disrupt our operations, force us to modify our business practices, damage our reputation and expose us to claims from our users, regulators, employees and other persons, any of which could have an adverse effect on our business, financial condition, results of operations and prospects.

Despite the measures we have taken to detect and reduce the occurrence of fraudulent or other malicious activity on our platform, we cannot guarantee that any of our measures will be effective or will scale efficiently with our business. Our failure to adequately detect or prevent fraudulent transactions could harm our reputation or brand, result in litigation or regulatory action and lead to expenses that could adversely affect our business, financial condition, results of operations and prospects.

Our current and projected performance relies upon high-bandwidth data capabilities and disruptions in the availability of these may negatively impact our business, financial conditions, results of operations and prospects.

Our products require high-bandwidth data capabilities for placement of time-sensitive wagers. If high-bandwidth capabilities do not continue to grow or grow more slowly than generally anticipated, particularly for mobile devices, our user growth, retention, and engagement may be negatively impacted. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our products and increase our cost of doing business. Specifically, any laws that would allow Internet providers to impede access to content, or otherwise discriminate against content providers like us over their data networks, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Additionally, if any of the third-party platforms used for distribution of our product offerings were to limit or disallow advertising on their platforms for whatever reason or technologies are developed that block the display of our ads, our ability to generate revenue could be negatively impacted. These changes could materially impact our business activities and practices, and if we or our advertising partners are unable to timely and effectively adjust to those changes, there could be an adverse effect on our business, financial condition, results of operations and prospects.

We rely on third-party service providers such as (i) providers to validate the identity and identify the location of our customers, (ii) payment processors to process deposits and withdrawals made by our customers into our platforms, (iii) marketing and customer communications systems providers, (iv) casino content, product and technology providers, and (v) other outsourced services providers, among others. If our third-party providers do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition and results of operations could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on will perform adequately or will be effective. We rely on our geolocation and identity verification systems to ensure that we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our Platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to our current or potential customers received from third-party service providers may result in us inadvertently allowing access to our offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation service providers rely on their ability to obtain information necessary to determine geolocation from mobile devices, operating systems, and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party service providers may result in their inability to accurately determine the location of our customers. Moreover, our inability to maintain our existing contracts with third-party service providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.

We also rely on a limited number of third-party payment processors to process deposits and withdrawals made by our customers on our Platform. If any of our third-party payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate payment processor and may not be able to secure similar terms or replace such payment processor in an acceptable time frame. Further, the software and services provided by our third-party payment processors may not meet our expectations, contain errors or vulnerabilities, be compromised or experience outages. Any of these risks could cause us to lose our ability to accept online payments or other payment transactions or make timely payments to customers on our platform, any of which could make our Platform less trustworthy and convenient and adversely affect our ability to attract and retain our customers.

Our payments are made by credit card, debit card or through other third-party payment services, which subjects us to certain regulations and to the risk of fraud. We may in the future offer new payment options to customers that may be subject to additional regulations and risks and/or may incur higher transaction charges. We are also subject to a number of other laws and regulations relating to the payments we accept from our customers, including with respect to money laundering, money transfers, privacy and information security. Although we have implemented processes and have dedicated teams to ensure compliance with applicable rules and regulations, there have in the past, and there may be in the future, incidences where certain relevant information relating to “know your customer” (“KYC”) and/or anti-money laundering (“AML”) is not detected or established. If we fail to comply with applicable rules and regulations, we may be subject to civil or criminal penalties, fines and/or higher transaction fees and may lose our ability to accept online payments or other payment card transactions, which could make our offerings less convenient and attractive to our customers. If any of these events were to occur, our business, financial condition, results of operations and prospects could be adversely affected.

For example, if we are deemed to be a money transmitter as defined by applicable regulation, we could be subject to certain laws, rules and regulations enforced by multiple authorities and governing bodies in the United States and numerous state and local agencies who may define money transmitter differently. For example, certain U.S. states may have a more expansive view of who qualifies as a money transmitter. Additionally, we could be subject to additional laws, rules and regulations related to the provision of payments and financial services, and if we expand into new jurisdictions, the various regulations and regulators governing our business that we are subject to will expand as well. In addition to fines, penalties for failing to comply with applicable rules and regulations could include criminal and civil proceedings, forfeiture of significant assets or other enforcement actions. We could also be required to make changes to our business practices or compliance programs as a result of regulatory scrutiny.

Additionally, our payment processors require us to comply with payment card network operating rules, which are set and interpreted by the payment card networks. The payment card networks could adopt new operating rules or interpret or reinterpret existing rules in ways that might prohibit us from providing certain offerings to some customers, be costly to implement or difficult to follow. We have agreed to reimburse our payment processors for fines they are assessed by payment card networks if we or the customers on our Platform violate these rules. Any of the foregoing risks could adversely affect our regulatory licensure, business, financial condition, results of operations and prospects.

Additionally, outages in our connectivity with our payment processors or their connectivity with downstream processors and networks might inhibit our ability to successfully process deposits and withdrawals on behalf of our customers. Errors in any of these systems may cause transactions to be processed multiple times or not at all, which may in turn result in customers being overcharged, overpaid or not paying us. Overcharging customers might result in representations, returns or chargebacks which might in turn jeopardize our relationships with our payment processors and potentially lead to fines and additional transaction costs or even the termination of our relationships with our payment processors. If we do not detect these errors timely then we might over-credit to or under-deduct from our customers’ casino accounts which might in turn result in customers being inadvertently given risk-free opportunities to play and thereby potentially win even larger amounts. We cannot guarantee that we will detect such outages or errors timeously nor that we will be able to recover any resulting losses from customers or third-party providers. Any attempts by us to recover such losses from our customers may cause our customers to have a negative experience and our brand or reputation may be negatively affected, and our customers may be less inclined to continue or resume utilizing our products or recommend our Platform to other potential customers. As such, any such outages or errors could harm our reputation, business, financial condition, results of operations, cash flows and prospects.

Furthermore, if any of our payment processors terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we might need to find an alternate provider. Given the occasionally unique benefits and features of different payment options, exact replacement might not be possible, and we may not be able to secure similar terms or benefits or features or replace such payment processors in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations or prospects. Further, any negative publicity related to any of our payment processors, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We rely on third-party service providers for components of our marketing and customer communications processes and systems. Failures or outages in these systems may inhibit our ability to acquire new customers or retain existing customers. The nature of these processes means that certain customer personal information may be transmitted through these systems. If these systems are compromised in any way, then customer personal data might be compromised and in turn our customers’ perception of our reliability and security might be impacted. Any of the foregoing risks could adversely affect our business, financial condition, results of operations and prospects.

We rely on third-party providers for all of our casino games. These third parties are responsible for the design, development and maintenance of these games. In the past there have been outages during which time one or more games have been unavailable. There have also been incidents where errors in the design or development or maintenance of these games has result in erroneous payouts to customers, including instances where games have erroneously produced positive expected returns to customers and hence losses for the casino. We cannot be certain that we will always detect such outages and errors timeously nor that we will be able to recover any losses resulting from errors either from customers or third-party providers. Any outages or attempts by us to recover such losses from errors from our customers may cause our customers to have a negative experience and our brand or reputation may be negatively affected, and our customers may be less inclined to continue or resume utilizing our products or recommend our Platform to other potential customers. As such, any such outages and errors could harm our reputation, business and operating results.

Furthermore, if any of our casino game suppliers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we might need to find an alternate provider. Given the unique design of each casino game, exact replacement would not be possible, and we may not be able to secure similar terms or product features or extent of product range or replace such providers in an acceptable time frame. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations or prospects. Further, any negative publicity related to any of our third-party casino game supplier partners, including any publicity related to regulatory concerns, could adversely affect our reputation and brand, and could potentially lead to increased regulatory or litigation exposure.

We may have difficulty accessing the services of banks, credit card issuers and payment processing services providers due to the nature of our business, which may make it difficult for players to effect transactions with financial institutions when making deposits or withdrawals from our platform.

Although financial institutions and payment processors are permitted to provide services to us and others in our industry, banks, credit card issuers and payment processing service providers may be hesitant to offer banking and payment processing services to real money gaming. Consequently, businesses involved in our industry, including our own, may encounter difficulties in establishing and maintaining banking and payment processing relationships with a full scope of services and generating market rate interest. Similarly, our customers’ banks and/or credit card providers might decline to allow our customers to effect transactions with online gaming or might block such attempted transactions. If we are unable to maintain our bank accounts or our customers are unable to use their credit cards, bank accounts or e-wallets to make deposits and withdrawals from our platforms, it would be difficult for us to operate our business and increase our operating costs, and would pose additional operational, logistical and security challenges which could result in an inability to implement our business plan and harm our business, financial condition, results of operations and prospects.

Our growth prospects may suffer if we are unable to develop successful game offerings or if we fail to pursue new and exciting additional game offerings. In addition, if we fail to make the right investment decisions in our offerings and technology platform, we may not attract and retain players and our revenue and results of operations may decline.

Ellmount Entertainment Ltd, was founded over a decade ago, under the laws of Malta, and was primarily focused on iGaming product offerings. We have repurposed Ellmount Entertainment into a marketing company during the first quarter 2022, and since then have transitioned existing customers to our HighRoller.com domain. We are focused on expanding the user base and we anticipate expanding further as new product offerings mature and as we pursue our growth strategies. The iGaming industry is characterized by continuous technological change, evolving regulatory and industry standards, frequent new product offerings and changes in customer expectations. To keep pace with the technological developments, achieve product acceptance and remain relevant to users, we will need to continue introducing new products and services as well as enhanced functionality on our existing suite of products and services. We must continually adapt to changing business environments and competing technologies and products. To the extent we are not able to adapt to new technologies and/or standards, experience delays in implementing such technologies or fail to accurately predict emerging technological trends, we may lose customers.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. securities laws, which could have a materially adverse effect on our business.

Our officers have limited public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act. These responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any of these deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Exchange Act, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our Company.

As a public company, we are committed to maintaining robust internal controls and compliance with the Sarbanes-Oxley Act (SOX) to ensure the accuracy and reliability of our financial reporting, upholding transparency and preventing fraud by implementing rigorous procedures for data security and access controls.

The requirements of being a public company may strain our resources and divert management’s attention, and the increases in legal, accounting, cyber security, insurance and compliance expenses may be greater than we had anticipated. As a public company (and particularly after we are no longer an “emerging growth company”), we will incur significant legal, accounting and other expenses that the Company did not incur as a private company. We are subject to the reporting requirements of the Exchange Act and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd- Frank Wall Street Reform and Consumer Protection Act, as well as the rules and regulations subsequently implemented by the SEC and the listing standards of, including changes in corporate governance practices and the establishment and maintenance of effective disclosure and financial controls. Compliance with these rules and regulations can be complex and burdensome. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations increase our historical legal and financial compliance costs and make some activities more time-consuming and costly. For example, becoming a public company has made it more difficult and more expensive for us to obtain director and officer liability insurance, and could also make it more difficult for us to attract and retain qualified members of the board of directors of the Company (the “Board”) as compared to High Roller as a private company. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an “emerging growth company.” We have hired, and may need to continue to hire, additional accounting and financial staff, and engage outside consultants, all with appropriate public company experience and technical accounting knowledge, and maintain an internal audit function, which will increase our operating expenses. Moreover, we could incur additional compensation costs in the event that we decide to pay cash compensation closer to that of other public companies, which would increase our general and administrative expenses and could materially and adversely affect our profitability. We continue to evaluate these rules and regulations and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

As a private company, we were not required to document and test our internal controls over financial reporting, our management was not required to certify the effectiveness of our internal controls and our independent registered public accounting firm was not required to opine on the effectiveness of our internal control over financial reporting. As an “emerging growth company,” we continue to be, exempt from certain of the SEC’s internal control reporting requirements. However, we will lose our emerging growth company status after 5 years and become subject to certain additional internal control over financial reporting management and auditor attestation requirements in the year in which we are deemed to be a large accelerated filer, which would occur once we are subject to Exchange Act reporting requirements for 12 months, have filed at least one SEC annual report and the market value of our common equity held by nonaffiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. In such event, we may not be able to complete our evaluation, testing and any required remediation in a timely fashion.

In order to seek an initial public offering and related listing on a national stock exchange, the Company, which until December 2021 was domiciled and had operated exclusively outside of the United States, effected a recapitalization into a Delaware corporation as its parent holding company as of December 21, 2021, and in February and March 2022 completed the branding and launching of its online casino platform. In 2021 and prior, the Company’s business, operations, assets, banking, accounting, legal, financial, and tax compliance were not subject to the securities and tax laws and regulations of the United States. As such, the Company’s accounting, financial and tax compliance systems had not been designed to be compliant with the securities and tax laws and regulations of the United States. In conjunction with the Company’s efforts to complete an initial public offering, the Company initiated efforts to prepare, for the first time, consolidated financial statements  in accordance with GAAP and then be audited for the years ended December 31, 2022 and 2021 in accordance with U.S. GAAP and SEC reporting standards, as a result of which certain issues were identified that indicated the existence of deficiencies in the Company’s internal ability to prepare such consolidated financial statements, reflecting material weakness in the Company’s internal control over financial reporting.

During 2023, the Company expanded its financial and accounting staff, which included adding a Chief Financial Officer, a Controller, a Director of Accounting and Financial Reporting, as well as requisite supporting staff. As a result, the Company believes that it has adequate staff resources to address accounting and reporting requirements under U.S. GAAP and SEC reporting standards, and to implement internal controls. The Company has also retained the services of qualified outside consultants with expertise to perform specific accounting and finance tasks or functions, and to assist in the design and installation of accounting and internal control systems. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will continue through the remainder of 2025, and possibly longer. No assurance can be given that these efforts will be sufficient to fully develop and implement adequate disclosure controls and procedures and internal controls over financial reporting.

In addition, our current internal controls and any new internal controls that we develop may become inadequate because of design-related issues and changes in our business, including increased complexity resulting from any revenue sharing arrangements and international expansion. Any failure to implement and maintain effective internal controls over financial reporting could adversely affect the results of assessments by our independent registered public accounting firm and their attestation reports, as well as impact their reviews and audits of our consolidated financial statements. If we are unable to certify the effectiveness of our internal controls or remedy the identified material weakness, or if our internal controls have any additional material weaknesses, we may not detect errors timely, our consolidated financial statements could be misstated, and we could be subject to regulatory scrutiny and a loss of confidence by stakeholders, which could harm our business and adversely affect the market price of our securities.

Recruitment and retention of our employees, including certain key employees, are vital to growing our business and meeting our business plans. The loss of any of our key executives or other key employees could harm our business.

We depend on a limited number of key personnel to manage and operate our business. The leadership of our current executive officers has been a critical element of our success and the departure, death or disability of any one of our executive officers or other extended or permanent loss of any of their services, or any negative market or industry perception with respect to any of them or their loss, could have a material adverse effect on our business. We cannot provide assurance that we will be able to attract or retain such highly qualified, and experienced personnel in the future. In addition, the loss of employees or the inability to hire necessary skilled employees could result in significant disruptions to our business, and the integration of replacement personnel could be time-consuming and expensive and cause additional disruptions to our business. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively and our business, financial condition, results of operations and prospects could be adversely affected.

Due to the nature of our business, we are subject to taxation in a number of jurisdictions and changes in, or new interpretation of, tax laws, tax rulings or their application by tax authorities could result in additional tax liabilities and could materially affect our business, financial condition, results of operations and prospects.

Our tax obligations are varied and include United States federal, state and international taxes due to the nature of our business. The tax laws that are applicable to our business are subject to interpretation, and significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there will be many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require the collection of information not regularly produced within our Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial statements.

The gaming industry represents a significant source of tax revenue to the jurisdictions in which we operate. Gaming companies and B2B providers in the gaming industry (directly and/or indirectly by way of their commercial relationships with operators) are currently subject to significant taxes and fees in addition to normal corporate income taxes, and such taxes and fees are subject to increase at any time. From time to time, various legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of jurisdictions with significant current or projected budget deficits, many of which have been made worse due to COVID-19, could intensify the efforts of governments to raise revenues through increases in gaming taxes and/or other taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation or enforcement of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, tax authorities may impose indirect taxes on Internet-related commercial activity based on existing statutes and regulations which, in some cases, were established prior to the advent of the Internet. Tax authorities may interpret laws originally enacted for mature industries and apply it to newer industries, such as ours. The application of such laws may be inconsistent from jurisdiction to jurisdiction. Our in-jurisdiction activities may vary from period to period which could result in differences in nexus from period to period.

We are subject to periodic review and audit by domestic and foreign tax authorities. Tax authorities may disagree with certain positions we have taken or that we will take, and any adverse outcome of such a review or audit could have a negative effect on our business, financial condition, results of operations and prospects. Although we believe that our tax provisions, positions and estimates are reasonable and appropriate, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult.

We have business operations located outside of the United States, which subjects us to additional costs and risks that could adversely affect our operating results.

Our operations are located in multiple jurisdictions and we may in the future pursue to expand into other additional markets. Compliance with international and local laws and regulations that apply to our operations increases our cost of doing business. As a result of our operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

●	challenges caused by distance as well as language and cultural differences;
●	general economic downturns;
●	regulatory changes;
●	political unrest, terrorism and the potential for other hostilities;
●	public health risks, particularly in areas in which we have significant operations;
●	overlapping or changes in tax regimes;
●	difficulties in transferring funds from certain countries and managing foreign exchange rate fluctuations and risks;
●	laws such as the United States Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials;
●	local laws which prohibit money-laundering and financing of terrorist and other unlawful financial activities; and
●	reduced protection for intellectual property rights in some countries.

If we are unable to expand or adequately staff and manage our existing development operations, we may not realize, in whole or in part, the anticipated benefits from these initiatives (including lower development expenses), which in turn could materially adversely affect our business, financial condition, results of operations and prospects.

Our business includes significant international operations, and we are likely to be exposed to foreign currency transaction and translation risks. As a result, changes in the valuation of any major currency with which we conduct business in relation to other currencies could have positive or negative effects on our profitability and financial position.

Our global operations are likely to expose us to foreign currency transaction and translation risks. Currency transaction risk occurs in conjunction with purchases and sales of products and services that are made in currencies other than the local currency of the subsidiary involved, for example if the parent company pays, or transfers euro to a subsidiary in order to fund its expenses in local currencies. Currency translation risks occurs when the income statement and balance sheet of a foreign subsidiary is converted into currencies other than the local currency of the company involved, for example when the results of these subsidiaries are consolidated in the results of a parent company with a different reporting currency.

Due to our international operations, a significant portion of our business is denominated in foreign currencies. As a result, fluctuations in foreign currency and exchange rates may have an impact on our business, results of operations and financial position. Foreign currency exchange rates have fluctuated and may continue to fluctuate. Significant foreign currency exchange rate fluctuations may negatively impact our international revenue, which in turn affects our consolidated revenue. Currencies may be affected by internal factors, general economic conditions and external developments in other countries, all of which can have an adverse impact on a country’s currency. Currently, we are not party to any hedging transactions intended to reduce our exposure to exchange rate fluctuations. We may seek to enter into hedging transaction in the future, but we may be unable to enter into these transactions successfully, on acceptable terms or at all. We cannot predict whether we will incur foreign exchange losses in the future. Further, significant foreign exchange fluctuations resulting in a decline in the respective local currency may decrease the value of our foreign assets, as well as decrease our revenues and earnings from our foreign subsidiaries, which would reduce our profitability and adversely affect our financial position.

We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine.

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine and Israel and Hamas. In February 2022, Russia launched a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine and Middle East could lead to market disruptions, including significant volatility in commodity prices, and credit and capital markets. These military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

Negative publicity of us or an adverse shift in public opinion regarding online casino wagering may adversely impact our business and user retention.

We operate in a public-facing industry where negative publicity, including from our customers, whether or not justified, can spread rapidly through, among other things, social media. To the extent that we are unable to respond timeously and appropriately to negative publicity or to the extent our responses to negative publicity are not fairly published or not positively received, our reputation and brands could be harmed. Moreover, even if we are able to respond in a timely and appropriate manner, we cannot predict how negative publicity may affect our reputation and business.

A negative change in the public’s opinion of online casino, or how politicians and other governmental authorities view online casino wagering could result in future legislation or new regulations restricting or prohibiting certain (or all) online casino wagering activities in certain jurisdictions, the result of which may negatively impact our business, financial condition, results of operations and prospects. Further, negative publicity of us or our product offerings, Platform or user experience in online casino wagering industry generally could lead to new restrictions and limitations on us and online casino wagering generally, which may have a negative impact on our business, financial condition, results of operations and prospects.

We and our employees also use social media to communicate externally. There is risk that the use of social media by us or our employees to communicate about our business or for any other purpose even in a personal capacity may give rise to negative publicity or liability or result in public exposure of personal information of our employees or customers, each of which could affect our reputation, revenue, business, results of operations and financial condition.

We rely on several different marketing channels to acquire and retain customers and to promote our iCasino brands and our products. If we are not able to effectively acquire and retain customers via such channels then our business and operating results may be harmed.

In addition to our relationship with Spike Up Media, we utilize a variety of marketing initiatives, which may include traditional marketing channels (such as print), digital marketing (such as online display advertising, search engine marketing, social media and “affiliates” marketing) and retention marketing (including via email, text messages and social media). Traditional marketing channels are by their nature difficult to measure. Digital marketing is typically more measurable but somewhat more complex to undertake. Retention marketing is subject to customer consent which is not always granted or may be revoked. Our ability to execute on our marketing plans is subject to regulatory constraints in each market and it is not unusual for marketing-related regulations to change from time to time. If our ability to monitor and measure performance of any of these channels is compromised or if our ability to execute our plans in any of these channels is in any way inhibited then our ability to acquire and retain customers could be harmed and our business, financial condition, results of operations, cash flows and prospects may suffer.

In some regions and for some of our initiatives we may rely extensively on independent third-party marketers, known as “affiliates”. “Affiliates” is an industry term that describes independent third-parties which assist the Company to acquire new customers and which are generally paid on a revenue-share or cost-per-acquisition basis. Despite the word “affiliates”, these are independent parties that are not otherwise affiliated with the Company in the ordinary sense of the word. Notwithstanding that in some jurisdictions for license purposes we are deemed to control these “affiliates” marketers, their actions in the marketing of our brands are not directly within our control and hence actions, errors, omissions or intentional malfeasance on their part may cause damage to our brands, our business, our prospects and our financial results before we are able to detect such actions, errors, omissions or intentional malfeasance and/or do anything to mitigate the effects thereof. In particular, we can be held accountable by regulatory authorities for actions by such third parties in contravention of our license in a given jurisdiction, which in turn may lead to fines, license suspension, loss of license or other censure, which may in turn harm our business, our prospects and/or our financial performance. Our agreements with such marketers sometimes make us obliged to pay them an ongoing share of revenues derived from customers that they introduce to us, or sometimes such that we are required to pay them a “cost per acquisition” capitation fee for each customer introduced, or sometimes a combination of both. Such third-party “affiliates” are under no obligation to continue introducing customers to us, but we may be obliged to continue to pay them future revenue shares, where applicable, nonetheless.

In some regions we may make use of search engine marketing ("SEM", which is the purchase of advertising against keywords on search engines) and search engine optimization ("SEO", which is the adaptation of our websites and employment of other techniques in order to achieve more favorable rankings when customers search for gaming-related keywords on search engines). Search engines such as Google regularly change their internal proprietary and confidential algorithms by which SEM and SEO operate and typically do so in ways that are not predictable as to timing or effect. If we fail to adapt our marketing methods to these changes or if our competitors do so better than we do then our business, financial condition, results of operations, cash flows and prospects may suffer.

Several of our marketing channels rely on being able to successfully track customers across different websites and apps and/or to augment our own data with additional marketing data for purposes of measuring and monitoring the effectiveness of our marketing campaigns and/or effectively adapting or executing on our marketing campaigns. The ability to do this is under threat of restrictive legislation in some jurisdictions and technology platform providers such as Google and Apple have taken steps to restrict such tracking and augmentation and we expect that further restrictions may be added in future. Such restrictions may hamper our ability to acquire or retain customers and thereby cause our business, financial condition, results of operations, cash flows and prospects to suffer.

Risks Related to Government Regulation

Our business is subject to a variety of United States and foreign laws, many of which are unsettled and still developing. Any change in regulations or their interpretation, or the regulatory climate applicable to our products and services, or changes in tax rules and regulations or interpretation thereof related to our products and services, could adversely impact our ability to operate our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to laws and regulations relating to real-money online casino wagering in the jurisdictions in which we conduct our business or in some circumstances, of those jurisdictions in which we offer our product offerings. We are also subject to the general laws and regulations that apply to all e-commerce businesses, such as those related to privacy and personal information, tax and consumer protection. These laws and regulations vary from one jurisdiction to another and future legislative and regulatory action, court decisions or other governmental action, which may be affected by, among other things, political pressures, attitudes and climates, as well as personal biases, may have a material impact on our operations and financial results. In particular, some jurisdictions have introduced regulations attempting to restrict or prohibit online gaming, while others have taken the position that online gaming should be licensed and regulated and have adopted or are in the process of considering legislation and regulations to enable that to happen. Additionally, some jurisdictions in which we may operate could presently be unregulated or partially regulated and therefore more susceptible to the enactment or change of laws and regulations.

Future legislative and regulatory action, and court decisions or other governmental action, may have a material impact on our operations and financial results. Governmental authorities could view us as having violated local laws, despite our efforts to obtain all applicable licenses or approvals. Further, there is risk that governmental authorities or courts could determine that our casino offerings constitute unauthorized gambling or that legislation is enacted in jurisdictions in which we operate casino offerings that makes our casino offerings unauthorized gambling, which could negatively impact our operations and business results. There is also a risk that civil and criminal proceedings, including class actions brought by or on behalf of prosecutors or public entities or incumbent monopoly providers, or private individuals, could be initiated against us, Internet service providers, credit card and other payment processors, financial institutions, advertisers and others involved in the online casino and gaming industries. Such potential proceedings could involve substantial litigation expense, penalties, fines, seizure of assets, injunctions or other restrictions being imposed upon us or our licensees or other business partners, while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, financial condition, results of operations and prospects, as well as impact our reputation.

There can be no assurance that legally enforceable legislation will not be proposed and passed in jurisdictions relevant or potentially relevant to our business to prohibit, legislate or regulate various aspects of the online casino and retail and online gaming industries (or that existing laws in those jurisdictions will not be interpreted negatively). Compliance with any such legislation may have a material adverse effect on our business, financial condition, results of operations and prospects, either as a result of our determination that a jurisdiction should be blocked, or because a local license or approval may be costly for us or our business partners to obtain and/or such licenses or approvals may contain other commercially undesirable conditions.

In the United States, the Unlawful Internet Gambling Enforcement Act of 2006 (“UIGEA”) prohibits among other things, the acceptance by a business of a wager by means of the Internet where such wager is prohibited by any federal or state law where initiated, received or otherwise made. Under UIGEA severe criminal and civil sanctions may be imposed on the owners and operators of such systems and on financial institutions that process wagering transactions. The law contains a safe harbor for wagers placed within a single state (disregarding intermediate routing of the transmission) where the method of placing the wager and receiving the wager is authorized by that state’s law, provided the underlying regulations establish appropriate age and location verification.

The Illegal Gambling Business Act (“IGBA”) makes it a crime to conduct, finance, manage, supervise, direct or own all or part of an “illegal gambling business” and the Travel Act makes it a crime to use the mail or any facility in interstate commerce with the intent to “distribute the proceeds of any unlawful activity,” or “otherwise promote, manage, establish, carry on, or facilitate the promotion, management, establishment, or carrying on, of any unlawful activity.” For there to be a violation of either the IGBA or the Travel Act there must be a violation of underlying state law.

Until 2011, there was uncertainty as to whether the Federal Wire Act of 1961 (the “Wire Act”) prohibited states from conducting intrastate lottery transactions via the Internet if such transactions crossed state lines. In late 2011, the Office of Legal Counsel (the “OLC”) of the United States Department of Justice (“DOJ”) issued an opinion which concluded that the prohibitions of the Wire Act were limited to sports gambling and thus did not apply to state lotteries at all (the “2011 DOJ opinion”). Following the issuance of the 2011 DOJ opinion, within the past few years, state-authorized Internet casino gaming has been launched in Delaware, New Jersey and Pennsylvania and has been approved in Michigan and state authorized online poker has been launched in Nevada. In 2018, at the request of the Criminal Division, the OLC reconsidered the 2011 DOJ opinion’s conclusion that the Wire Act was limited to sports gambling. On January 14, 2019, the OLC published a legal opinion dated November 2, 2018 (the “2018 DOJ opinion”), which concluded that the 2011 DOJ opinion had incorrectly interpreted the Wire Act. In the 2018 DOJ opinion, the OLC concluded that the restrictions on the transmission in interstate or foreign commerce of bets and wagers in the Wire Act were not limited to sports gambling but instead applied to all bets and wagers. The OLC also found that the enactment of the UIGEA described above did not modify the scope of the Wire Act. The OLC acknowledged that its conclusion in the 2018 DOJ opinion, which was contrary to the 2011 DOJ opinion, will make it more likely that the executive branch’s view of the law will be tested in the courts. At this time, we are unable to determine whether the 2018 DOJ opinion will be upheld by the courts, or what impact it will have on us or our customers.

Our growth prospects depend on the legal status of real-money online casino gaming in various jurisdictions, and legalization may not occur in as many jurisdictions as we expect or may occur at a slower pace than we anticipate or may be accompanied by legislative or regulatory restrictions or taxes that make it impracticable or less attractive to operate, which could adversely affect our future results of operations and make it more difficult to meet our expectations for financial performance.

A number of jurisdictions do not prohibit, have legalized, or are currently considering legalizing, real-money gaming, and our growth, business, financial condition, results of operations and prospects are significantly dependent upon the legalization of real-money gaming expanding to new jurisdictions. Our business plan is partially based upon real-money gaming becoming legal for a specific percent of the population on a yearly basis; however, this may not occur as we have anticipated. Additionally, if a large number of additional jurisdictions enact real-money gaming legislation and we are unable to obtain or are otherwise delayed in obtaining the necessary licenses to operate online gaming websites in such jurisdictions where such games are legalized, our future growth in online gaming could be materially impaired.

As we enter into new jurisdictions, local authorities may legalize real-money online gaming in a manner that is unfavorable to us. As a result, we may encounter legal, regulatory and political challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new opportunity. Jurisdictions that have established state-run monopolies may limit opportunities for private sector participants like us. Jurisdictions may also impose substantial tax rates on online gaming revenue. Such taxes would make it more costly and less desirable for us to launch in a given jurisdiction, while tax increases in any of our existing jurisdictions may adversely impact our profitability.

Therefore, even in cases in which a jurisdiction purports to license and regulate online gaming, the licensing and regulatory regimes can vary considerably in terms of their business-friendliness and at times may be intended to provide incumbent operators with advantages over new licensees. Therefore, some “liberalized” regulatory regimes are considerably more commercially attractive than others.

Failure to comply with regulatory requirements or to successfully obtain a license or permit applied for could adversely impact our ability to comply with licensing and regulatory requirements or to obtain or maintain licenses in other jurisdictions, or could cause financial institutions, online and mobile platforms and distributors to stop providing services to us.

Compliance with the various regulations applicable to real-money wagering is costly and time-consuming. Regulatory authorities at the non-United States, United States federal, state and local levels have broad powers with respect to the regulation and licensing of realmoney gaming operations and may revoke, suspend, condition or limit our real-money gaming licenses, impose substantial fines on us and take other actions, any one of which could have a material adverse effect on our business, financial condition, results of operations and prospects. These laws and regulations are dynamic and subject to potentially differing interpretations, and various legislative and regulatory bodies may expand current laws or regulations or enact new laws and regulations regarding these matters. We will strive to comply with all applicable laws and regulations relating to our business. It is possible, however, that these requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules. Noncompliance with any such law or regulations could expose us to claims, proceedings, litigation and investigations by private parties and regulatory authorities, as well as substantial fines and negative publicity, each of which may materially and adversely affect our business, financial condition, results of operations and prospects.

Any real-money gaming license could be revoked, suspended or conditioned at any time. The loss of a license in one jurisdiction could trigger the loss of a license or affect our eligibility for such a license in another jurisdiction, and any of such losses, or potential for such loss, could cause us to cease offering some or all of our offerings in the impacted jurisdictions. We may be unable to obtain or maintain all necessary registrations, licenses, permits or approvals, and could incur fines or experience delays related to the licensing process, which could adversely affect our operations. Our delay or failure to obtain or maintain licenses in any jurisdiction may prevent us from distributing our offerings, increasing our customer base and/or generating revenues. We cannot assure you that we will be able to obtain and maintain the licenses and related approvals necessary to conduct our online casino wagering operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, a gaming regulatory body may refuse to issue or renew a gaming license or restrict or condition the same, based on our past or present activities or our current or former directors, officers, employees, stockholders or third parties with whom we have relationships, which could adversely affect our business, financial condition, results of operations and prospects. If additional gaming regulations are adopted in a jurisdiction in which we operate, such regulations could impose restrictions or costs that could have a significant adverse effect on us. From time to time, various proposals are introduced in the legislatures of some of the jurisdictions in which we have existing or planned operations that, if enacted, could adversely affect our directors, officers, key employees, or other aspects of the company’s operations. To date, we believe we have obtained all governmental licenses, findings of suitability, registrations, permits and approvals necessary for our operations. However, we can give no assurance that any additional licenses, permits and approvals that may be required will be given or that existing ones will be renewed or will not be revoked. Renewal is subject to, among other things, continued satisfaction of suitability requirements of our directors, officers, key employees and stockholders. Any failure to renew or maintain our licenses or to receive new licenses when required would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our inability to continue to conduct gaming operations under license from the Government of Curacao could adversely impact our online gaming operations in various jurisdictions and adversely affect our financial condition and operating cash flows.

The Government of Curacao has been in the process of modernizing its gambling legislation and has created a new independent licensing and supervisory authority for all games of chance. Gaming operators that wish to acquire an online gaming license in Curacao must apply directly to the Curacao Gaming Control Board. This process replaces the prior master license and sublicense system, as the Curacao Gaming Control Board will issue and maintain all licenses directly.

With regard to our gaming activities based on our prior Curacao sublicense, the Government of Curacao had previously approved four master license holders, based on National Decrees, and all operators and prospective operators interested in Curacao online gaming licenses were required to apply for a sublicense from one of those master license holders. We previously obtained our gaming sublicense with Gaming Services Provider N.V., holder of a Master License granted by the Central Government of Curaçao. This sublicense provided us with the ability to operate iCasino games, as well as poker, betting, lottery and other games of chance, and had been extended through July 30, 2024.

As part of this change in gambling legislation, the Curacao Gaming Control Board has mandated that in order to receive a license under the new system, the applying entity must be domiciled in Curacao. In March 2024 we applied through our Interstellar Entertainment NV subsidiary, an entity incorporated in Curacao, to obtain a license directly from the government of Curacao and we received a license in July 2024. The loss of our Curacao license could significantly interfere with our online gaming operations, and could have a material adverse impact on our financial condition and operating cash flows. Furthermore, in such event, we could be unable to conduct online gaming operations for an indeterminate period of time, and there can be no assurances that we would be able to identify legally sufficient alternatives to be able to conduct our gaming operations at their current levels.

In some jurisdictions, our key executives, certain employees or other individuals related to the business will be subject to licensing or compliance requirements. Failure by such individuals to obtain the necessary licenses or comply with individual regulatory obligations could cause the business to be non-compliant with its obligations, or imperil its ability to obtain or maintain licenses necessary for the conduct of the business.

As part of obtaining real-money gaming licenses, the responsible gaming authority will generally determine suitability of certain directors, officers and employees and, in some instances, significant stockholders. The criteria used by gaming authorities to make determinations as to who requires a finding of suitability or the suitability of an applicant to conduct gaming operations varies among jurisdictions, but generally requires extensive and detailed application disclosures followed by a thorough investigation. Gaming authorities typically have broad discretion in determining whether an applicant should be found suitable to conduct operations within a given jurisdiction. If any gaming authority with jurisdiction over our business were to find an applicable officer, director, employee or significant stockholder of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would be required to sever our relationship with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file required applications. Either result could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Intellectual Property and Data Security

We rely on information technology and other systems and platforms, and failures, errors, defects or disruptions therein could diminish our brand and reputation, subject us to liability, disrupt our business, affect our ability to scale our technical infrastructure and adversely affect our operating results and growth prospects. Our product offerings and other software applications and systems, and certain third-party platforms that we use could contain undetected errors.

Our technology infrastructure is critical to the performance of our Platform and product offerings and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that absolute security will be provided by the measures we take to: prevent or hinder cyber-attacks and protect our systems, data and user information; to prevent outages, data or information loss, and fraud; and to prevent or detect security breaches. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. To date, such disruptions, individually and in the aggregate, have not had a material impact us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects. At this stage of our development, our board of directors, as a group, will actively oversee cybersecurity risks and will be committed to the prevention, timely detection and mitigation of the effects of any such incidents on our company’s operations. While our board of directors will oversee cybersecurity risk management, our management will be responsible for day-to-day risk management processes. Our board of directors has tasked our Chief Technology Officer and other management with the responsibility to manage our cybersecurity initiatives including with respect to our customer data and game suppliers databases. Our board of directors will receive regular reports from management, including our Chief Technology Officer, on material cybersecurity risks and the degree of our company’s exposure to those risks. Management will also work with third-party service providers to maintain appropriate controls. While we believe this approach is the most effective approach for addressing our cybersecurity risks at this time we cannot assure that it will be adequate to our evolving growth needs.

Additionally, our product offerings may contain errors, bugs, flaws or corrupted data, and these defects may become apparent only after their launch and could result in a vulnerability that could compromise the security of our systems. If a particular product offering is unavailable when users attempt to access it or navigation through our platforms is slower than they expect, users may be unable to use our product offerings as desired and may be less likely to return to our platforms as often, if at all. Furthermore, programming errors, defects and data corruption could disrupt our operations, adversely affect the experience of our users, harm our reputation, cause our users to stop utilizing our platforms, divert our resources or delay market acceptance of our product offerings, any of which could result in legal liability to us or harm our business, financial condition, results of operations and prospects. Insufficient business continuity management could diminish our brand and reputation, subject us to liability, disrupt our business and adversely affect our operating results and growth prospects, and failure of planned availability and continuity solutions and disaster recovery when activated in response to an incident could result in system interruptions and degradation of service.

If our user base and engagement continue to grow, and the amount and types of product offerings continue to grow and evolve, we will need an increasing amount of technical infrastructure, including network capacity and computing power, to continue to satisfy our users’ needs. Such infrastructure expansion may be complex, and unanticipated delays in completing these projects or availability of components may lead to increased project costs, operational inefficiencies, or interruptions in the delivery or degradation of the quality of our product offerings. In addition, there may be issues related to this infrastructure that are not identified during the testing phases of design and implementation, which may become evident only after we have started to fully use the underlying equipment or software, that could further degrade the user experience or increase our costs. As such, we could fail to continue to effectively scale and grow our technical infrastructure to accommodate increased demands. In addition, a lack of resources (e.g., hardware, software, personnel and service providers) could result in an inability to scale our services to meet business needs, system interruptions, degradation of service or operational mistakes. Our business also may be subject to interruptions, delays or failures resulting from adverse weather conditions, other natural disasters, power loss, terrorism, cyber-attacks, public health emergencies (such as COVID-19) or other catastrophic events.

We believe that if our users have a negative experience with our product offerings, or if our brand or reputation is negatively affected, users may be less inclined to continue or resume utilizing our product offerings or to recommend our Platform to other potential users. As such, a failure or significant interruption in our service could harm our reputation, our business, financial condition, results of operations and prospects.

Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure, other loss or theft of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and regulatory penalties, disruption of our operations and the services we provide to users, damage to our reputation, and a loss of confidence in our products and services, each of which could adversely affect our business, financial condition, results of operations and prospects.

The secure maintenance and transmission of user information is a critical element of our operations. Our information technology and other systems that maintain and transmit user information, or the systems of third-party service providers and business partners, may be compromised by a malicious third-party penetration of our network security, or the network security of a third-party service provider or business partner, or impacted by intentional or unintentional actions or inactions by our employees, or the actions or inactions of a third-party service provider or business partner. As a result, our users’ information may be lost, disclosed, accessed or taken without such users’ consent. We have experienced attempts to breach our systems and other similar incidents in the past. For example, we have been and expect that we will continue to be subject to attempts to gain unauthorized access to or through our information systems or those we develop for our customers, whether by our employees or third parties, including phishing attacks by computer programmers and hackers who may develop and deploy viruses, worms or other malicious software programs. To date these attacks have not had a material impact on our operations or financial results, but we cannot provide assurance that they will not have a material impact in the future, including by overloading our systems and network and preventing our product offering from being accessed by legitimate users.

We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers.

In addition, security breaches can also occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. Breaches of our security measures or those of our third-party service providers or cybersecurity incidents could result in: unauthorized access to our sites, networks and systems; unauthorized access to and misappropriation of user information, including users’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In the past, the online gaming industry has experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks, none of which to date have been material to our business; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur and be material, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

In addition, any party who is able illicitly to obtain a user’s password could access the user’s transaction data or personal information, resulting in the perception that our systems are insecure. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, financial condition, results of operations and prospects. We continue to devote significant resources to protect against security breaches or we may need to in the future to address problems caused by breaches, including notifying affected users and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business.

Failure to protect or enforce our intellectual property rights, the confidentiality of our trade secrets and confidential information, or the costs involved in such enforcement could harm our business, financial condition, results of operations and prospects.

We rely on trademark, copyright, trade secret and domain-name-protection laws to protect our rights in intellectual property. However, third parties may knowingly or unknowingly infringe our rights in intellectual property, third parties may challenge intellectual property rights held by us, and pending and future trademark may not be approved. In any of these cases, we may be required to expend significant time and expense to prevent infringement of or to enforce our rights. Notwithstanding our intellectual property rights, there can be no assurance that others will not offer products or services that are substantially similar to ours and compete with our business.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in the United States or other countries in which we operate or intend to operate our business. Also, the efforts we have taken to protect our intellectual property rights may not be sufficient or effective, and any significant impairment of our intellectual property rights could harm our business or our ability to compete. If we are unable to protect our proprietary offerings and features, competitors may reverse engineer and/or copy them. Additionally, protecting our intellectual property rights is costly and time-consuming. Any unauthorized use of our intellectual property or disclosure of our confidential information or trade secrets could make it more expensive to do business, thereby harming our operating results. Furthermore, if we are unable to protect our intellectual property rights or prevent unauthorized use or appropriation by third parties, the value of our brands and other intangible assets may be diminished, and competitors may be able to more effectively mimic our product offerings and services. Any of these events could seriously harm our business, financial condition, results of operations and prospects.

Our collection, storage and use, including sharing and international transfers, of personal data are subject to applicable data protection and privacy laws, and any actual or perceived failure to comply with such laws may harm our reputation and business or expose us to fines, civil claims (including class actions), and other enforcement action. The protection of personal information is becoming increasingly regulated and changes in applicable laws may require changes to our policies, practices, procedures and personnel which may require material expenditures and harm our financial condition and results of operations.

We are, and will increasingly become as we seek to expand our business, subject to numerous domestic and foreign laws, regulations, rules and standards, as well as associated industry standards, policies and contractual or other obligations, relating to the collection, use, storage, safeguarding, retention, security, destruction, disclosure, transfer, and/or other processing of personal data (collectively, “Processing”) in the jurisdictions in which we operate (collectively, “Data Protection Requirements”). These Data Protection Requirements often vary significantly by jurisdiction. While we have taken steps to comply with Data Protection Requirements, we cannot assure you that our efforts to achieve and remain in compliance have been and/or will continue to be, fully successful. If we fail, or are perceived to have failed, to address or comply with any such Data Protection Requirements, this could result in enforcement actions against us that could include investigations, fines, penalties, audits and inspections, additional reporting requirements and/or oversight, temporary or permanent bans on all or some Processing of personal data or orders to destroy or not use personal data. Further, individuals or other relevant stakeholders could bring a variety of claims against us for our actual or perceived failure to comply with the Data Protection Requirements. Any of these events could have a material adverse effect on our reputation, business, or financial condition, and could lead to a loss of actual or prospective customers, collaborators or partners; result in an inability to Process personal data or to operate in certain jurisdictions; limit our ability to develop or commercialize current or prospective offerings or services; or require us to revise or restructure our operations.

For example, the European Union’s General Data Protection Regulation (“GDPR”) applies to any Processing operations carried out in the context of the activities of an establishment in the EEA, as well as to any other Processing operations relating to the offering of goods or services to individuals in the EEA and/or the monitoring of individuals’ behavior in the EEA. Also, notwithstanding the United Kingdom’s withdrawal from the EU, by operation of the so called ‘UK GDPR’ (i.e., the GDPR as it continues to form part of the law of the United Kingdom by virtue of section 3 of the EU (Withdrawal) Act 2018 and as subsequently amended) (“UK GDPR”) the GDPR continues to apply in substantially equivalent form to Processing operations carried out in the context of the activities of an establishment in the United Kingdom and any other Processing relating to the offering of goods or services to individuals in the United Kingdom and/or monitoring of individuals’ behavior in the United Kingdom. Consequently, any reference we make to the GDPR also refers to the UK GDPR in the context of the United Kingdom, unless the context indicates otherwise.

The GDPR further provides that EEA Member States may introduce specific, supplementary requirements related to the Processing of “special categories of personal data”; as well as personal data related to criminal offences or convictions. In the United Kingdom, the UK Data Protection Act 2018 complements the UK GDPR in this regard. This fact may lead to greater divergence on the law that applies to the Processing of such personal data across the EEA and/or United Kingdom, which may increase our costs and overall compliance risk.

The GDPR and such supplementary requirements impose stringent data privacy and security requirements. In particular, the GDPR imposes several requirements relating to ensuring there is a lawful basis for Processing personal data, extends the rights of individuals to whom the personal data relates, materially expands the definition of what is expressly noted to constitute personal data, requires additional disclosures about how personal data is to be used, imposes limitations on retention of personal data, imposes strict rules on the transfer of personal data out of the EEA/UK to most third countries, creates mandatory data breach notification requirements in certain circumstances and establishes onerous new obligations on service providers, or processors, who Process personal data simply on behalf of others. It also significantly increased penalties for noncompliance.

Additionally, following the United Kingdom’s withdrawal from the European Union on January 31, 2020 and end of the post-Brexit transition period on December 31, 2020, as noted above, the United Kingdom has introduced the UK GDPR which currently makes the privacy regimes of the EEA and United Kingdom similar, though it is possible that either the European Union, and consequently those further states that make up the remainder of the EEA, or United Kingdom could elect to change their approach and create differences in legal requirements and regulation in this area. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025.

After that period, the adequacy decision may be renewed, however, only if the United Kingdom continues to ensure an adequate level of data protection. During these four years, the European Commission will continue to monitor the legal situation in the United Kingdom and could intervene at any point if the United Kingdom deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal data from the EEA to the United Kingdom will require a valid ‘transfer mechanism’ and we may be required to implement new processes and put new agreements in place (such as the then-current form of the European Commission-issued Standard Contractual Clauses), to enable transfers of personal data from the EEA to the United Kingdom to continue.

We are also subject to the Data Protection (Bailiwick of Guernsey) Law, 2017 (as amended) (the “Guernsey DP Law”), which largely follows GDPR and requires us to control and process personal data only for proper purposes and in accordance with statutory data protection principles, and the Data Protection Law of Colombia, which requires the consent of the customer to their data being transmitted outside of Colombia.

Because our products and services rely on the movement of data across national boundaries, global privacy and data security concerns could result in additional costs and liabilities to us or inhibit sales of our products and/ or services globally. In particular, European data protection laws, such as the GDPR, generally prohibit the transfer of personal data from the EEA, United Kingdom and Switzerland to the United States, and most other countries, known as ‘third countries’, in respect of which the European Commission or other relevant regulatory body has not issued a so-called ‘adequacy decision’, unless the parties to the transfer have implemented specific safeguards to protect the transferred personal data.

One of the primary safeguards used for transfers of personal data to the United States was the E.U.-U.S. Privacy Shield framework administered by the U.S. Department of Commerce. On July 16, 2020, the Court of Justice of the European Union, or CJEU, in a decision known as ’Schrems II’, invalidated the EU-U.S. Privacy Shield, under which personal data could be transferred from the EEA and the United Kingdom to U.S. entities that had self-certified under the Privacy Shield. To align with the CJEU’s decision in respect of the E.U.-U.S. Privacy Shield, on September 8, 2020, the UK government similarly invalidated the use of the EU-U.S. Privacy Shield as a mechanism for lawful personal data transfers from the United Kingdom to the United States under the UK GDPR and the Swiss Federal Data Protection and Information Commissioner announced that the Swiss-U.S. Privacy Shield regime was also inadequate for the purposes of personal data transfers from Switzerland to the U.S. entities who had self-certified under the Swiss Privacy Shield. The CJEU Schrems II decision mentioned above also cast doubt on the ability to use one of the primary alternatives to the E.U.-U.S. Privacy Shield and Swiss-U.S. Privacy Shield, namely, the European Commission’s Standard Contractual Clauses, lawfully to transfer personal data to the United States and most other third countries.

On June 4, 2021, the European Commission published new versions of the Standard Contractual Clauses. These must be used for all new transfers of personal data from the EEA to third countries starting September 27, 2021, and all existing transfers of personal data from the EEA to third countries relying on the existing versions of the Standard Contractual Clauses must be replaced by December 27, 2022. A transition period set for the adoption of the updated standard clauses ended on December 27, 2022. The implementation of the new Standard Contractual Clauses will necessitate significant contractual overhaul of our data transfer arrangements with partners, sub-processors and vendors. Use of both the existing and the new Standard Contractual Clauses must, following the Schrems II decision, now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals, and additional supplementary technical, organizational and/or contractual measures and/or contractual provisions may need to be put in place; however, the nature of these additional measures is currently uncertain. At present, there are few if any viable alternatives to the Privacy Shield and the Standard Contractual Clauses and there remains some uncertainty with respect to the nature and efficacy of such supplementary measures in ensuring an adequate level of protection of personal data.

As such, our transfers of personal data to third countries may not comply with European data protection laws and may increase our exposure to the GDPR’s heightened sanctions for breaching of its cross-border data protection rule, including fines of up to 4% of annual global revenue or €20 million ($21.2 million), or 4% of annual global revenue of the preceding year, whichever is higher, and injunctions against transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the Standard Contractual Clauses can and cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate and/or engage providers and/or otherwise transfer personal data, it could affect the manner in which we receive and/or provide services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results and generally increase compliance risk. Additionally, other countries outside of Europe have enacted or are considering enacting similar cross-border data transfer restrictions and laws requiring local data residency, which could increase the cost and complexity of operating our business.

In recent years, U.S. and European lawmakers and regulators have expressed concern over electronic marketing and the use of third-party cookies, web beacons and similar technology for online behavioral advertising. On June 20, 2019, the U.K.’s Information Commissioner (the “ICO”) published a report setting out its views on advertising technology, specifically the use of personal data in “real time bidding”, and the key privacy compliance challenges arising from it. In its report, which is a status update rather than formal guidance, several key deficiencies were noted and marked for formal regulatory action. However, in May 2020, the ICO paused its investigation into real time bidding and the advertising technology industry, as it sought to prioritize activities responding to the COVID-19 pandemic. The ICO’s investigation resumed in January 2021. We are likely to be required to expend further capital and other resources to ensure compliance with the findings of the ICO’s report on advertising technology, and any relevant changing laws and regulations. While we have numerous mitigation controls in place, advertisements produced by us may be erroneously served on websites that are not suitable for the advertising content of a casino (e.g., websites predominantly aimed at children). There is also a risk that such advertisements are viewed by people who do not want to view them, or who have taken measures not to receive them (for example, individuals on “self-exclusion” lists). In each case this may have adverse legal and reputational effects on our business.

In the EU, rules relating to electronic direct marketing are currently set out in the ePrivacy Directive, which is likely to be replaced by a new ePrivacy Regulation. While no official time frame has been given for the ePrivacy Regulation, there will be a transition period after the ePrivacy Regulation is agreed for compliance. As of the date of this Annual Report it is still undergoing legislative processes and has not been officially adopted by the EU. The ePrivacy Regulation will be directly implemented into the laws of each of the EU Member States, without the need for further enactment. When implemented, the ePrivacy Regulation is expected to alter rules on thirdparty cookies, web beacons and similar technology for online behavioral advertising and to impose stricter requirements on companies using these tools. Regulation of cookies and web beacons may lead to broader restrictions on our online activities, including efforts to understand followers’ Internet usage and promote ourselves to them. The current draft of the ePrivacy Regulation significantly increases fining powers to the same levels as the GDPR. Given the delay in finalizing the ePrivacy Regulation, certain regulators have issued guidance (including ICO and French data protection regulators) on the requirement to seek strict opt-in, unbundled consent to use all nonessential cookies and similar technologies and the requirement to increase the standard of transparency relating to use of cookies and similar technologies. Our cookie consent management functionality and cookies notices may not meet the standards outlined in such guidance.

In the United States, the federal government, including Congress, the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the internet, including regulation aimed at restricting certain targeted advertising practices. Furthermore, the Federal Trade Commission and many state attorneys general continue to enforce federal and state consumer protection laws against companies for online collection, use, dissemination, and security practices that appear to be unfair or deceptive. Numerous states have enacted or are in the process of enacting state level data privacy laws and regulations governing the collection, use, and processing of state residents’ personal data.

For example, the California Consumer Privacy Act (“CCPA”) took effect on January 1, 2020. The CCPA establishes a new privacy framework for covered businesses such as ours and may require us to modify our data processing practices and policies and incur compliance related costs and expenses. The CCPA provides new and enhanced data privacy rights to California residents, such as affording consumers the right to access and delete their information and to opt out of certain sharing and sales of personal information. The law also prohibits covered businesses from discriminating against consumers (for example, charging more for services) for exercising any of their CCPA rights. The CCPA imposes severe statutory penalties for certain violations of the law as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action is expected to increase the likelihood of, and risks associated with, data breach litigation. It remains unclear how various provisions of the CCPA will be interpreted and enforced.

In November 2020, California voters passed the California Privacy Rights and Enforcement Act of 2020 (“CPRA”). The CPRA further expands the CCPA with additional data privacy compliance requirements that may impact our business, and establishes a regulatory agency dedicated to enforcing those requirements. The Stop Hacks and Improve Electronic Data Security Act, otherwise known as the SHIELD Act, is a New York State bill, the data protection portions of which became effective on March 23, 2020. The SHIELD Act requires companies to adopt reasonable safeguards to protect the security, confidentiality, and integrity of private information. A company should implement a data security program containing specific measures, including risk assessments, employee training, vendor contracts, and timely data disposal. Laws like the SHIELD Act, the CPRA and the CCPA may lead other states to pass comparable legislation, with potentially greater penalties, and more rigorous compliance requirements relevant to our business. For example, Virginia has enacted the Consumer Data Protection Act and Colorado has enacted the Colorado Privacy Act, each of which may impose obligations similar to or more stringent than those we may face under other data protection laws. Compliance with any newly enacted privacy and data security laws or regulations may be challenging and cost and time-intensive, and we may be required to put in place additional mechanisms to comply with applicable legal requirements.

Although we have implemented certain policies and procedures, and continue to review and improve such policies and procedures, that are designed to ensure compliance with applicable laws, rules and regulations, if our privacy or data security measures fail, or are perceived to have failed, to comply with applicable current or future laws and regulations, we may be subject to fines, litigation, regulatory investigations and penalties (including potential suspension or loss of licensure), enforcement notices requiring us to change the way we use personal data or our marketing practices or other liabilities such as compensation claims by individuals affected by a personal data breach, as well as negative publicity and a potential loss of business. Fines are significant in some countries (e.g., the GDPR introduced fines of up to €20 million or up to 4% of the total worldwide annual revenue of the preceding financial year, whichever is higher) as well as litigation, compensation claims by affected individuals (including class action type litigation where individuals suffer harm), regulatory investigations and enforcement notices that could require us to change the way we use personal data.

Our processing of cardholder data is subject, in addition to data protection and privacy laws, to strict industry standards and security procedures. Compliance with the requirements to process cardholder data can be onerous and may require the implementation of new procedures, policies and security measures or the amendment of existing ones which may require material expenditures and harm our financial condition and results of operations. Any actual or perceived failure to comply may result in the inability to process payments, monetary penalties and reputational damages which may require material expenditures and harm our financial condition and results of operations.

The Payment Card Industry Data Security Standard (“PCI DSS”) applies to the processing of cardholder data. PCI DSS consists of a set of policies and procedures intended to enhance the security of cardholder data during card transactions. PCI DSS was implemented by the five largest credit card brands—Visa, Mastercard, Discover, American Express, JCB. Compliance in this regard is important as we do process cardholder data. Where there is actual or perceived non-compliance with PCI DSS, this may result in our inability to process payments, monetary penalties and reputational damage. As part of PCI DSS compliance, we are required to undertake internal and external network vulnerability scans at least quarterly and after any significant change in the network and to carry out a formal risk assessment process at least annually and upon significant changes to the environment that identifies critical assets, threats, and vulnerabilities. Where such scans reveal any lack of compliance, the Company will take appropriate steps to ensure compliance in accordance with the relevant and applicable policies and procedures.

We will rely on licenses and service agreements to use the intellectual property rights of third parties which are incorporated into or used in our products and services. Failure to renew or expand existing licenses or service agreements may require us to modify, limit or discontinue certain product offerings, which could materially affect our business, financial condition, results of operations and prospects.

We rely on products, technologies and intellectual property that we license or that are made available to us through service agreements from third parties, for use in our B2B, B2B2C and B2C offerings. Substantially all of our product offerings and services use intellectual property licensed or made available to us through service agreements from third parties. The future success of our business may depend, in part, on our ability to obtain, retain and/or expand licenses or service agreements for certain technologies. We cannot assure that these third-party licenses and services agreements, or support for the technologies licensed or provided to us thereunder, will continue to be available to us on commercially reasonable terms, if at all. In the event that we cannot renew and/or expand existing licenses or services agreements, we may be required to discontinue or limit our use of the product offerings that include or incorporate the licensed or provided technology.

Some of our license agreements contain minimum guaranteed royalty payments to the third party. Individually and in the aggregate, these minimum guaranteed royalty payments are immaterial to our operations. Our license agreements generally allow for transferability in the event of a strategic transaction but contain some limited termination rights related to the transfer. Certain of our license agreements grant the licensor rights to audit our use of their intellectual property. Disputes with licensors over uses or terms could result in the payment of additional royalties or penalties by us, cancellation or non-renewal of the underlying license or litigation.

The regulatory review process and licensing requirements also may preclude us from using technologies owned or developed by third parties if those parties are unwilling to subject themselves to regulatory review or do not meet regulatory requirements. Some gaming authorities require gaming manufacturers to obtain approval before engaging in certain transactions, such as acquisitions, mergers, reorganizations, financings, stock offerings and share repurchases. Obtaining such approvals can be costly and time consuming, and we cannot assure that such approvals will be granted or that the approval process will not result in delays or disruptions to our strategic objectives.

Risks Related to our Third-Party Vendor Relationships

We rely on third-party providers to validate the identity and location of our users, and if such providers fail to perform adequately or provide accurate information or we do not maintain business relationships with them, our business, financial condition, results of operations and prospects could be adversely affected.

There is no guarantee that the third-party geolocation and identity verification systems that we rely on perform adequately or will be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our Platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our product offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materializes, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.

We rely on other third-party service and content providers (including online slot and other game providers) and if such third parties do not perform adequately or terminate their relationships with us, our costs may increase and our business, financial condition, results of operations and prospects could be adversely affected.

Our success depends in part on our relationships with third-party service providers. We also rely on third parties for content delivery (such as online slots), load balancing and protection against distributed denial-of-service attacks. If those providers do not perform adequately, our users may experience issues or interruptions with their experiences, and we may be held responsible by gaming regulators for the errors of third-party content providers. Furthermore, if any of our third-party service or data providers terminates its relationship with us or refuses to renew its agreement with us on commercially reasonable terms, we would need to find an alternate provider, and as consolidation in the industries in which we operate continues to occur, if any of our third-party service providers is acquired by a competitor, we may need to find an alternate provider, and in each case we may not be able to secure similar terms or replace such providers in an acceptable time frame. We also rely on other software and services supplied by third parties, such as communications and internal software, and our business may be adversely affected to the extent such software and services do not meet our expectations, contain errors or vulnerabilities, are compromised or experience outages. Any of these risks could increase our costs and adversely affect our business, financial condition, results of operations and prospects. Further, any negative publicity related to any of our third-party service providers, including any publicity related to regulatory concerns or allegations of bad or unethical actions undertaken by any of our third-party service providers, could adversely affect our reputation and brand, result in us severing our relationship with such third-party service provider and could potentially lead to increased regulatory or litigation exposure.

We incorporate technology from third-party vendors into our platform. We cannot be certain that these vendors are not infringing the intellectual property rights of others or that they have sufficient rights to such technology in all jurisdictions in which we may operate. Some of our material license and services agreements with third party vendors allow the vendor to terminate for convenience. If we are unable to obtain or maintain rights to any of this technology because of intellectual property infringement claims brought by third parties against our vendors or against us, if our third party vendors terminate any license or services agreements, or if we are unable to continue to obtain the technology or enter into new agreements on commercially reasonable terms, our ability to develop our Platform or product offerings containing that technology could be severely limited and our business could be harmed. Additionally, if we are unable to obtain necessary technology from third parties, we may be forced to acquire or develop alternate technology, which may require significant time, effort and skillsets that we currently do not have, and may be of lower quality or performance standards. This would limit and delay our ability to provide new or competitive product offerings and increase our costs. If alternate technology cannot be obtained or developed, we may not be able to offer certain functionality as part of our product offerings, which could adversely affect our business, financial condition, results of operations and prospects.

If Internet and other technology-based service providers experience service interruptions, our ability to conduct our business may be impaired and our business, financial condition, results of operations and prospects could be adversely affected.

A substantial portion of our network infrastructure is provided by third parties, including Internet service providers and other technology-based service providers. We use technology-based service providers such as CloudFlare to mitigate any distributed denialof-service attacks. However, if Internet service providers experience service interruptions, including because of cyber- attacks, or due to an event causing an unusually high volume of Internet use (such as a pandemic or public health emergency like COVID-19), communications over the Internet may be interrupted and impair our ability to conduct our business. Internet service providers and other technology-based service providers may in the future roll out upgraded or new mobile or other telecommunications services, such as 5G or 6G services, which may not be successful and thus may impact the ability of our users to access our Platform or product offerings in a timely fashion or at all. In addition, our ability to process e-commerce transactions depends on bank processing and credit card systems. To prepare for system problems, we continuously seek to strengthen and enhance our current facilities and the capabilities of our system infrastructure and support. Nevertheless, there can be no assurance that the Internet infrastructure or our own network systems will continue to be able to meet the demand placed on us by the continued growth of the Internet, the overall online gaming industry and our users. Any difficulties these providers face, including the potential of certain network traffic receiving priority over other traffic (i.e., lack of net neutrality), may adversely affect our business, and we exercise little control over these providers, which increases our vulnerability to problems with the services they provide. Any system failure as a result of reliance on third parties, such as network, software or hardware failure, including as a result of cyber-attacks, which causes a loss of our users’ property or personal information or a delay or interruption in our online services and products and e-commerce services, including our ability to handle existing or increased traffic, could result in a loss of anticipated revenue, interruptions to our Platform and product offerings, cause us to incur significant legal, remediation and notification costs, degrade the customer experience and cause users to lose confidence in our product offerings, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We have relied on the customer lead generation services provided to us by Spike Up Media, an affiliate. The loss of those services or changes in terms by which those services are provided to us could result in slower growth, reduced gross profit margins or operating losses any of which could have a material adverse effect on our operations.

We have mitigated this dependency through internal staffing and by working with other lead generators. Our initial payment arrangements with Spike Up Media for lead generation were at favorable rates to us resulting in more rapid payback of customer acquisition costs than we might otherwise expect from leads generated by other unaffiliated providers. Since March 2023, our arrangement for lead generation with Spike Up has changed to market rates which results in our having lower gross operating margins. Our current agreement with Spike Up Media allows for termination by either party at any time without penalty. If we were to lose the relationship with Spike Up our iCasino operations may suffer and we could experience a material negative impact on revenue and gross profit.

Our growth will depend, in part, on the success of our strategic relationships with third parties. Overreliance on certain third parties, or our inability to extend existing relationships or agree to new relationships may cause unanticipated costs for us and impact our financial performance in the future.

We rely, and we expect to continue to rely, on relationships with third parties in order to attract users to our platform which is common practice in our industry. These relationships along with providers of online services, search engines, social media, directories and other websites and ecommerce businesses direct consumers to our online platform. While we believe there are other third parties that could drive users to our platform, adding or transitioning to them may disrupt our business and increase our costs. In the event that any of our existing relationships or our future relationships fails to provide services to us in accordance with the terms of our arrangement, or at all, and we are not able to find suitable alternatives, this could impact our ability to attract consumers cost effectively and harm our business, financial condition, results of operations and prospects.

Risks Related to Our Affiliate Arrangements

We have arrangements with our affiliates that impact our operations.

We have engaged, and may in the future engage, in transactions with affiliates, such as Happy Hour, Spike Up Media, Ellmount Interactive and other related parties, to operate online gaming. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms that are at least as favorable as would be charged by others, if that were not to be achieved in the future that could have a negative impact on our operations. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

Risks Related to our Liquidity and Capital Resources

We may require additional capital to support our growth plans, and that capital may not be available on terms acceptable to us, if at all. This could hamper our growth and adversely affect our business.

We intend to make significant investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new product offerings and features or enhance our existing platform, improve our operating infrastructure or acquire complementary businesses, personnel and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. Our ability to obtain additional capital, if and when required, will depend on our business plans, investor demand, our operating performance, capital markets conditions and other factors. If we raise additional funds by issuing equity, equity-linked or debt securities, such as preferred stock as authorized by our Charter, those securities may have rights, preferences or privileges senior to the rights of our currently issued and outstanding equity or debt, and our existing stockholders may experience dilution. If we are unable to obtain additional capital when required, or on satisfactory terms, our ability to continue to support our business growth or to respond to business opportunities, challenges or unforeseen circumstances could be adversely affected, and our business, financial condition, results of operations and prospects may be harmed.

We may invest in or acquire other businesses, and our business may suffer if we are unable successfully to integrate acquired businesses into our company or otherwise manage the growth associated with multiple acquisitions.

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

●

the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

●

increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

●

entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

●

diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

●

the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

●	the ability to retain or hire qualified personnel required for expanded operations.

Our acquisition strategy may not succeed if we are unable to remain attractive to target companies or expeditiously close transactions. Issuing shares of our stock to fund an acquisition would cause economic dilution to existing stockholders. If we develop a reputation for being a difficult acquirer or having an unfavorable work environment, or target companies view our shares of capital stock unfavorably, we may be unable to consummate key acquisition transactions essential to our corporate strategy and our business, financial condition, results of operations and prospects may be seriously harmed.

If we raise capital in the future by issuing shares of common or preferred stock or other equity or equity-linked securities, convertible debt or other hybrid equity securities, then-existing stockholders may experience dilution, such new securities may have rights senior to those of the Company’s common stock, and the market price of the Company’s common stock may be adversely affected.

If the Company raises capital in the future, then existing stockholders may experience dilution. Our Certificate of Incorporation provides that preferred stock may be issued from time to time in one or more series. The Board is authorized to fix the voting rights, if any, designations, powers, preferences, the relative, participating, optional or other special rights and any qualifications, limitations and restrictions thereof, applicable to the shares of each series. The Board may, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting power and other rights of the holders of the shares of common stock and could have anti-takeover effects. The ability of the Board to issue preferred stock without stockholder approval could have the effect of delaying, deferring or preventing a change of control of us or the removal of existing management. The issuance of any such securities may have the impact of adversely affecting the market price of the Company’s common stock.

High Roller Technologies, Inc. is a holding company that has no material assets other than the ownership of its operating subsidiaries. We depend on distributions from these subsidiaries. If these distributions are inadequate, we may be unable to pay our taxes and other expenses.

We are a holding company that has no material assets other than its ownership interests in Interstellar Entertainment, Lunar Ventures, and Ellmount Entertainment Ltd. The Company is not expected to have independent means of generating revenue or cash flow, and its ability to pay its taxes, operating expenses, and pay any dividends in the future, if any, will be dependent upon the financial results and cash flows of its High Roller, Fruta, Casino Room, and other domain operations. There can be no assurance that these operations will generate sufficient cash flow to distribute funds to the Company or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If these operations do not distribute sufficient funds to the Company to pay its taxes or other liabilities, the Company may default on contractual obligations or have to borrow funds. In the event that the Company is required to borrow funds, our liquidity may be adversely affected which could subject us to additional restrictions imposed by lenders.

Increases in the Company’s income tax rates, changes in income tax laws or disagreements with U.S. and foreign tax authorities can adversely affect the Company’s business, financial condition or results of operations.

Increases in the Company’s income tax rates or other changes in income tax laws in the United States or any particular jurisdiction in which the Company operates could reduce its after-tax income from such jurisdiction and adversely affect its business, financial condition or results of operations. Existing tax laws in the United States have been and could in the future be subject to significant change. For example, in December 2017, the TCJA was signed into law in the United States which provided for significant changes to then-existing tax laws and additional guidance issued by the IRS pursuant to the TCJA may continue to impact the Company in future periods. Additional changes in the United States tax regime, including changes in how existing tax laws are interpreted or enforced, can adversely affect the Company’s business, financial condition or results of operations.

The Company will also be subject to regular reviews, examinations and audits by the IRS and other taxing authorities with respect to income and non-income-based taxes. Economic and political pressures to increase tax revenues in jurisdictions in which the Company operates, or the adoption of new or reformed tax legislation or regulation, may make resolving tax disputes more difficult and the final resolution of tax audits and any related litigation can differ from the Company’s historical provisions and accruals, resulting in an adverse impact on the Company’s business, financial condition or results of operations.

If the revenue generated by our iCasino operations does not meet the expectations of investors or securities analysts, the market price of our securities may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to our initial public offering in October 2024, there was no public market for the securities of High Roller. Accordingly, the valuation ascribed to the Company may not be indicative of the price that will ultimately prevail in the trading market and, even if an active market for the Company’s securities develops and continues, the trading price of its securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

 Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or quarterly financial results of companies perceived to be similar to us;
●	fluctuations and volatility in the currencies in which we conduct our operations as compared to the U.S. dollar, our reporting currency;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning the Company or the industries in which we operate in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving the Company;
●	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
●	the volume of shares of our common stock available for public sale;
●	any major change in our Board or management;
●	sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of our operating performance. The stock market in general, and NYSE American in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the Company could depress the Company’s stock price regardless of its business, prospects, financial conditions, or results of operations. A decline in the market price of the Company’s securities also could adversely affect our ability to issue additional securities and its ability to obtain additional financing in the future.

A significant portion of our total outstanding securities are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our common stock to drop significantly, even if our business is doing well.

Sales of a substantial number of shares of the common stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of the common stock. While members of our management and certain shareholders have agreed to be subject to certain restrictions regarding the transfer of the common stock, these shares may be sold after the expiration of the applicable lock-up restrictions. We may file one or more registration statements to provide for the resale of such shares from time to time. As restrictions on resale end and the registration statements are available for use, the market price of the common stock could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Provisions in our Restated Certificate of Incorporation, as amended, may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for our securities and could entrench management.

Our Restated Certificate of Incorporation, as amended, contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the Board to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

General Risk Factors

Economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects.

Our financial performance is subject to global and United States economic conditions and their impact on levels of spending by users. Economic recessions have had, and may continue to have, far reaching adverse consequences across many industries, including the global entertainment and gaming industries, which may adversely affect our business, financial condition, results of operations and prospects. We are currently experiencing cost of living increases, inflationary pressures and reduced economic growth in certain countries. If recovery is slow or stalls, or if we experience a further downturn as a result of market conditions, we may experience a material adverse effect on our business, financial condition, results of operations or prospects. We cannot predict future global economic developments and effect that they may have on our end markets and our operations; however, the effect on our business, financial condition, results of operations and prospects could be material and adverse.

Consumer discretionary spending or consumer preferences are driven by socioeconomic factors beyond our control, and our business is sensitive to reductions from time to time in discretionary consumer spending. Demand for entertainment and leisure activities, including gaming, can be affected by changes in the economy and consumer tastes, both of which are difficult to predict and beyond our control. Unfavorable changes in general economic conditions, including recessions, economic slowdowns, sustained high levels of unemployment, and rising prices or the perception by consumers of weak or weakening economic conditions, may reduce our users’ disposable income or result in fewer individuals engaging in entertainment and leisure activities, such as online casino wagering. As a result, we cannot ensure that demand for our offerings will remain constant. Adverse developments affecting economies throughout the world, including a general tightening of availability of credit, decreased liquidity in certain financial markets, increased interest rates, foreign exchange fluctuations, increased energy costs, acts of war or terrorism, transportation disruptions, natural disasters, declining consumer confidence, sustained high levels of unemployment or significant declines in stock markets, as well as concerns regarding pandemics, epidemics and the spread of contagious diseases such as COVID-19, could lead to a further reduction in discretionary spending on leisure activities, such as online casino wagering.

Continued inflation may harm our business and financial condition.

If our costs become subject to significant inflationary pressures, we may not be able to offset these higher costs through price increases or other pricing adjustments to our business operations. Our inability or failure to do so could harm our business, financial condition, and operating results.

We may be subject to litigation in the operation of our business. An adverse outcome in one or more proceedings could adversely affect our business.

As a growing company with expanding operations, we may in the future increasingly face the risk of claims, lawsuits and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, regulatory and compliance, commercial disputes, services and other matters. Litigation to defend us against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, results of operations and prospects.

Any litigation to which we are a party may result in an onerous or unfavorable judgment that may not be reversed upon appeal, or in payments of substantial monetary damages or fines, the posting of bonds requiring significant collateral, letters of credit or similar instruments, or we may decide to settle lawsuits on similarly unfavorable terms. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain products or requiring a change in its business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected disciplinary actions, expenses and liabilities, which could have a material adverse effect on its business, financial condition, results of operations and prospects.

Our Restated Certificate of Incorporation, as amended, provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Restated Certificate of Incorporation, as amended, provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law (the “DGCL”), the Certificate of Incorporation or our Bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; (iv) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation; or (v) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Restated Certificate of Incorporation, as amended, further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Further, the choice of forum provisions may result in increased costs for a stockholder to bring a claim. Alternatively, if a court were to find the choice of forum provisions contained in our Restated Certificate of Incorporation, as amended, to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to these provisions of our amended and restated certificate of incorporation, as amended.

We could be subject to future governmental investigations and inquiries, legal proceedings and enforcement actions. Any such investigation, inquiry, proceeding or action, could adversely affect our business.

We have received formal and informal inquiries from time to time, from government authorities and regulators, and gaming regulators, regarding compliance with laws and other matters, and we may receive such inquiries in the future, particularly as we grow and expand our operations. Violation of existing or future regulations, regulatory orders or consent decrees could subject us to substantial monetary fines and other penalties that could adversely affect our business, financial condition, results of operations and prospects. In addition, it is possible that future orders issued by, or inquiries or enforcement actions initiated by, government or regulatory authorities could cause us to incur substantial costs, expose us to unanticipated liability or penalties, or require us to change our business practices in a manner materially adverse to our business, financial condition, results of operations and prospects.

Our insurance may not provide adequate levels of coverage against claims.

We intend to maintain insurance that we believe is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure. Moreover, any loss incurred could exceed policy limits or not exceed our applicable deductible, and policy payments made to us may not be made on a timely basis. Such losses could adversely affect our business, financial condition, results of operations and prospects.

Our growth prospects and market potential will depend on our ability to obtain licenses to operate in a number of jurisdictions and if we fail to obtain such licenses our business, financial condition, results of operations and prospects could be impaired.

Our ability to grow our business will depend on our ability to obtain and maintain licenses to offer our product offerings in a large number of jurisdictions or in heavily populated jurisdictions. If we fail to obtain and maintain licenses in large jurisdictions or in a greater number of mid-market jurisdictions, this may prevent us from expanding the footprint of our product offerings, increasing our user base and/or generating revenues. We cannot be certain that we will be able to obtain and maintain licenses and related approvals necessary to conduct our online casino wagering operations. Any failure to obtain and maintain licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 1B. UNRESOLVED STAFF COMMENTS

The Company has no unresolved comments from the SEC staff relating to the Company’s periodic or current reports filed with the SEC pursuant to the Securities Exchange Act of 1934, as amended.

Item 1C. CYBERSECURITY

Cybersecurity Risk Management and Processes

The Company is actively working towards the integration of a cybersecurity risk management program into its comprehensive risk management framework to protect the confidentiality, integrity, and availability of its critical systems and information.

Our cybersecurity risk management program is being designed based on various cybersecurity frameworks, including National Institute of Standards and Technology and the Center for Internet Security, as well as information security standards issued by the International Organization for Standardization, including ISO 27001 and ISO 27002. The Company uses these frameworks and information security standards as a guide to identify, assess, and management cybersecurity risks relevant to the business.

The Company has implemented or is implementing the following key elements into the cybersecurity risk management program:

●	Formalization and implementation of robust IT security policies;

●	Conducting vulnerability assessments;

●	Revision of user access request documentation to clearly define the roles and permissions assigned to users;

●	Thorough review of the accuracy and completeness of user listings and access;

●	Preservation of evidence related to system modifications; and

●	Continued collaboration with external specialists to aid in the ongoing evaluation of existing policies and procedures.

In addition, the Company has a strategic plan, which encompasses the following key elements:

●	Establishment of a dedicated cybersecurity governance committee;

●	Standardization of cybersecurity incident response procedures and formats;

●	Conducting penetration tests on a quarterly basis;

●	Enhancement of segregation of duties to mitigate the risk of self-review of transactions within the system;

The Company has not identified any risks from known cybersecurity threats and did not have any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

Cybersecurity Governance

The Board of Directors actively collaborates with management to supervise cybersecurity risks. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Management considers cybersecurity risk as part of its risk oversight function and is in the process of establishing a cybersecurity governance committee. Once established, the cybersecurity governance committee will oversee the management’s implementation of the cybersecurity risk management program.

Item 2. PROPERTIES

The Company occupies approximately 4,898 square feet of space under a lease for office space and car parking bays in Malta that currently expires in January 2030, although the Company may terminate the lease at any time after January 2027. We also have a month to month lease in Las Vegas. The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed. Additional disclosures have been included within Note 16, Leases, of the consolidated financial statements.

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is party to certain legal proceedings in the ordinary course of business. Management, after consultation with legal counsel, currently does not anticipate that the aggregate liability arising out of these legal proceedings will have a material effect on Company’s results of operations, financial position, or cash flows and have assessed that there is no need to record a liability for these legal proceedings and related contingencies. Additional disclosures have been included within Note 15, Commitments and Contingencies of the consolidated financial statements.

Item 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II.

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is publicly traded on the NYSE American LLC under the symbol “ROLR”.

Holders

At the close of business on March 17, 2025, there were 37 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

Dividends

The Company has never declared or paid any dividends on its common stock and anticipates that for the foreseeable future all earnings will be retained for use rather than paid out as dividends. Any future payment of cash dividends will be dependent upon the Company’s financial condition, results of operations, current and anticipated cash requirements, and plans for expansion, as well as other factors that the Board of Directors deems relevant.

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2024.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Item 6. RESERVED

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the consolidated financial statements and related notes included in this Annual Report. Some of the information contained in this MD&A or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements" and "Risk Factors" sections of this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Unless the context requires otherwise, all references in this MD&A to the “Company,” “we,” “us,” or “our” refer to the company, High Roller Technologies, Inc. and its subsidiaries.

Our Business

We are an evolving and growth-oriented iCasino and entertainment company that focuses primarily on online casino betting in Europe, North American and South America. Our mission is to offer consistently superior customer experience by (i) providing fast onboarding, easy log-in and re-log-in, (ii) assuring efficient and secure payment processing, (iii) providing prompt payouts on player winnings, (iv) offering generous bonuses, bonus play and free spins on popular games, (v) utilizing an interactive environment for player engagement leading to longer stays online and more play, (vi) maintaining 24/7/365 customer service to assure customer satisfaction and (vii) providing an array of responsible gaming tools and AI models to ensure a safe gaming experience.

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

We obtain our iCasino game offerings from over 80 suppliers such as Pragmatic Play, Push Gaming, Evolution Gaming for Live Dealer Services, Big Time Gaming, Red Tiger Gaming, Play’n Go, Netent, Quickspin and others. These content and gaming licenses are subject to standard revenue-share agreements, whereby suppliers receive a percentage of the net gaming revenue generated from their respective casino games and payment combinations, including agreed upon fixed costs.

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

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

●	quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;
●	quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and
●	quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2023	15,421	14,854	$187,477
Q2 2023	17,106	16,137	$175,821
Q3 2023	19,400	17,762	$172,002
Q4 2023	24,289	22,432	$176,388
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798

1 Includes revenues from CasinoRoom.com

We believe that ours is an attractive proposition which extends beyond a dynamic base product offering to one that has a broad selection of entertaining and exciting content having more than 4,400 slot and other iCasino games, with a number of our most popular games being available to play with a live dealer, such as blackjack, video poker, roulette, baccarat, and craps sourced from over 70 content providers. We provide loyalty program offers with generous cash back, inviting hospitality experiences, other welcoming introductory services and longer play incentives. All our players are treated with an attractive welcome package of bonuses and free spins on popular slots. Each time a player levels up to a next tier of play, the player is instantly rewarded with free spins at the slots they prefer at their then stake levels of play. We focus on a rapid registration process and allow players one tap search to discover and select their games of choice. Our players also appreciate rapid payment processing through our automated cashier.

We currently accept wagers in multiple currencies. We generated approximately $662 million in customer-paid real money bets during December 31, 2024 and $714 million in customer-paid real money bets during the year ended December 31, 2023 utilizing our HighRoller.com domain name. During the year ended December 31, 2024, the average revenue per user was $323 as compared to approximately $575 per user for the same period in 2023. User deposits were approximately $90 million during the year ended December 31, 2024 as compared to deposits of almost $75 million during the same period in 2023. During the year ended December 31, 2024, we had approximately 72,000 active users as compared to approximately 51,400 active users for the same period in 2023, representing period over period growth of approximately 40%. Furthermore, during the year ended December 31, 2024, we had approximately 47,971 first time depositors and approximately 60,060 unique depositors as compared to approximately 41,500 first time depositors and approximately 49,800 unique depositors for the same period in 2023, representing period over period growth of approximately 40% and 41%, respectively. Our net gaming revenue was $24.3 million and $28.6 million for the years ended December 31, 2024 and 2023, respectively.

Our gaming operations extend across international markets by arrangements that utilize third party licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up Media we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as give us the ability to scale much quicker and more effectively than many of our competitors. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provide us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 80 dedicated game development studios.

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

	For the Year Ended
	December 31,
(in thousands, except share and per share data)	2024	2023

Revenues, net	$27,882	$29,675

Operating expenses
Direct operating costs:
Related party	2,646	4,289
Other	10,296	9,359
General and administrative:
Related party	174	493
Other	9,189	10,037
Advertising and promotions:
Related party	956	1,649
Other	9,387	5,955
Product and software development:
Related party	208	242
Other	818	342
Total operating expenses	33,674	32,366
Loss from operations	(5,792)	(2,691)

Other expenses
Interest expense, net	(125)	(114)
Other income	1	—
Total other expenses	(124)	(114)

Loss before income taxes	(5,916)	(2,805)
Income tax expense	7	13
Net loss	$(5,923)	$(2,818)

Other comprehensive (loss) income
Foreign currency translation adjustment	(167)	54
Comprehensive loss	$(6,090)	$(2,764)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.82)	$(0.42)
Weighted average common shares outstanding – basic and diluted	7,248,892	6,641,774

Revenue

Revenue decreased by $1.8 million or 6%, to $27.9 million during the year ended December 31, 2024, as compared to $29.7 million during the year ended December 31, 2023. The decrease was primarily due to the exit from Hungary, $1.2 million, due to a change in the regulatory environment in the second half of 2023, further impacted by decreases across New Zealand and Norway, partially offset by increases in Finland. The amount of real money bets during the years ended December 31, 2024, and 2023 was approximately $638.4 million and $697.8 million, respectively. Although total real money bets decreased by approximately 9% during the year ended December 31, 2024, as compared to the year ended December 31, 2023, the decrease in revenue of approximately 6% during the same periods was the result of a lower return to players.

The Company's revenue by country for those with significant revenue for the periods indicated are as follows:

	Year Ended December 31,
(in thousands)	2024		2023
Finland	$12,950	46%	$8,208	28%
New Zealand	6,524	23%	7,725	26%
Norway	3,653	13%	6,076	20%
Canada	3,780	14%	4,607	16%
Rest of world	975	3%	3,059	10%
Total Revenue	$27,882	100%	$29,675	100%

Direct operating costs

Direct operating costs (related party) decreased by $1.7 million or 40%, to $2.6 million during the year ended December 31, 2024, as compared to $4.3 million for the year ended December 31, 2023, which is primarily related to a decrease in user acquisition related revenue share paid to a related party affiliated company.

Direct operating costs (other) increased  by $937 thousand or 10%, to $10.3 million during the year ended December 31, 2024, as compared to $9.4 million for the year ended December 31, 2023, which is primarily related to the use of nonrelated party affiliates across the comparative periods.

Of the total direct operating costs of $12.9 million and $13.6 million for the years ended December 31, 2024, and 2023, respectively, $5.6 million and $6.3 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

General and administrative (related party) decreased by $319 thousand, or 65%, to $174 thousand for the year ended December 31, 2024, as compared to $493 thousand for the year ended December 31, 2023. The decrease was primarily driven by using internal resources with better rates and decreasing reliance on outside parties to provide administrative services.

General and administrative expenses (other) decreased by $848 thousand or 8%, to $9.2 million for the year ended December 31, 2024, as compared to $10.0 million for the year ended December 31, 2023. The decrease was primarily driven by a decrease in unrealized exchange differences due to a more favorable exchange rate from Euro to USD.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which decreased by $893 thousand to $1.1 million for the year ended December 31, 2024, as compared to $2.0 million for the year ended December 31, 2023. The decrease was primarily driven by a more favorable exchange rate from Euro to USD.

Advertising and promotion

Advertising and promotions (related party) expenses decreased by $693 thousand or 42%, to $956 thousand for the year ended December 31, 2024, as compared to $1.6 million for the year ended December 31, 2023. The decrease was primarily driven by our decrease in reliance on an affiliated company for user acquisition.

Advertising and promotions expenses (other) increased by $3.4 million or 57%, to $9.4 million for the year ended December 31, 2024, as compared to $6.0 thousand for the year ended December 31, 2023. The increase is primarily attributable to an increase in people related costs, including stock compensation expense; and increases in customer retention and other marketing services.

Product and software development

Product and software development (related party) expenses decreased by $34 thousand or 14%, to $208 thousand for the year ended December 31, 2024, as compared to $242 thousand for year ended December 31, 2023.

Product and software development (other) expenses increased by $476 thousand or 139%, to $818 thousand for the year ended December 31, 2024, as compared to $342 thousand for the year ended December 31, 2023. The increase is primarily driven by an increase in product development activity utilizing development resources from third parties as well as internal development resources.

Loss from operations

Loss from operations was $5.8 million for the year ended December 31, 2024, as compared to $2.7 million for the year ended December 31, 2023, primarily due to the decreases in revenue due primarily to the exit of a market in the second half of 2023 and the increases in operating expenses.

Interest expense, net

Interest expense, net was $125 thousand for the year ended December 31, 2024, as compared to $114 thousand for the year ended December 31, 2023, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Loss before income taxes

Loss before income taxes was $5.9 million for the year ended December 31, 2024, as compared to $2.8 million for the year ended December 31, 2023.

Income tax expense

Income tax expense was $7 thousand and $13 thousand for the years ended December 31, 2024 and 2023, respectively.

Net loss

Net loss was $5.9 million for the year ended December 31, 2024, as compared to net loss of $2.8 million for the year ended December 31, 2023.

Other Trends Impacting Our Business

Our results of operations can and generally do fluctuate due to other factors such as level of customer engagement, online casino results and other factors that are outside of our control or that we cannot reasonably predict. Our annual financial performance depends on our ability to attract and retain customers. Customer engagement in our online offerings may vary due to, among other things, customer satisfaction with our platform, our offerings and those of our competitors, our marketing efforts, public sentiment or an economic downturn. As customer engagement varies, so may our annual financial performance.

Our annual financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offerings, we offer local progressive jackpot games that are operated by us and larger progressive jackpots which are “global,” operating across multiple operators and guaranteed by our game suppliers, generally Games Global or Netent. Each time a customer plays one of our local progressive jackpot games, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the local progressive jackpot decreases our cash position and, depending upon the size of the jackpot, payouts may have a significant negative affect on our cash flow and financial condition. Global progressive jackpots are guaranteed and paid by the game suppliers and are not a liability directly affecting us.

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

We had $6.9 million and $2.1 million in cash and cash equivalents as of December 31, 2024 and 2023, respectively (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). As of the year ended December 31, 2024 we had net loss of $5.9 million, had net cash used in operations of $3.9 million, had an accumulated deficit of $27.1 million, and had negative working capital of $1.4 million. As of the year ended December 31, 2023, we had net loss of $2.8 million, had net cash provided by operations of $ 762 thousand, an accumulated deficit of $21.2 million, and negative working capital of $4.6 million.

On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans were due and payable on or before December 31, 2024. If not paid on or before maturity the notes will accrue interest at a rate of 10% per year from the date of funds receipt. On October 28, 2024 $35 thousand of the loan was repaid, on December 20, 2024 $375 thousand of the loan was converted to common stock and the remaining balance of the loan was paid back on January 3, 2025.

In June 2023 we entered into a debt conversion agreement with Ellmount Interactive A.B. and Spike Up Media A.B. pursuant to which we issued 631,809 shares of common stock, valued at $7.91 per share, to Spike Up in exchange for $5.0 million that we owed to Spike Up through June 30, 2023 for services provided to our subsidiary, HR Entertainment Ltd. Following this stock issuance, we owed Spike Up a balance of approximately $421 thousand, for such services, which was paid.

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. When substantial doubt exists under this methodology, the Company's management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of its plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

The Company's history of operating losses and negative operating cash flows initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand and the projected cash generated from operations are sufficient to fund the Company's operations for a period of a least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2024 and December 31, 2023, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended
	December 31,
(in thousands)	2024	2023
Net cash (used in) provided by operating activities	$(3,906)	$762
Net cash (used in) provided by investing activities	(471)	(629)
Net cash (used in) provided by financing activities	7,680	(336)
Effective of exchange rate changes on cash	606	98
Net change in cash and cash equivalents, and restricted cash	$3,909	$(105)

Net cash used in operations during the year ended December 31, 2024, was $3.9 million as compared to net cash provided by operations of $762 thousand during the year ended  December 31, 2023. The change during the year ended December 31, 2024, as compared to the year ended December 31, 2023, is primarily due to a net increase in the various operating asset and liability accounts, particularly the net increase in due from/due to affiliates, as well as an increase in share-based compensation expense. This is due to the settlement of domain name purchase and payment of player acquisition expenses to a related party.

Net cash used in investing activities during the year ended December 31, 2024, was $471 thousand as compared to net cash used by investing activities of $629 thousand during the year ended  December 31, 2023. The change is due to a decrease in capitalized internal-use software costs and a decrease in the purchase of property and equipment during the period.

Net cash provided by financing activities for the year ended December 31, 2024, was $7.7 million as compared to net cash used in financing activities of $336 thousand for the year ended  December 31, 2023. The change is primarily driven by the increase in proceeds from closing of the IPO during the year ended December 31, 2024 compared to the year ended  December 31, 2023.

Restricted cash (current) was $1.1 million and $2.0 million at December 31, 2024 and December 31, 2023, respectively. This is due to a decrease in reserves required by payment service providers.

Contractual Obligations and Commitments

Please see Note 15, Commitments and Contingencies, to the consolidated financial statements.

Critical Accounting Estimates

The preparation of the audited consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, recovery of amounts held in escrow, realization of intangible assets, share-based compensation, accrued jackpots and the realization of deferred tax assets.

The following critical accounting estimates affect the more significant judgements and estimates used in the preparation of our audited consolidated financial statements.

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

The Company conducted an impairment analysis with respect to the casino room trademarks and HighRoller domain names at December 31, 2024 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the year ended December 31, 2024.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2023.

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

Going Concern

ASC 205-40 Presentation of Financial Statements - Going Concern, requires management to assess the reporting entity's ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern requires significant judgement and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as revenue growth and profitability used in the forecasted financial results. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates.

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

Recently Adopted Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our audited consolidated financial statements included elsewhere in this Annual Report. ASC 2023-07, Segment Reporting is effective for the consolidated financial statements for the reporting period and all interim periods thereafter and the Company adopted ASU 2023-07, Segment Reporting on January 1, 2024. On a monthly basis, the CODM is provide consolidated balance sheets and consolidated statements of operations and consolidated statements of operations and comprehensive loss and reviews financial information on a company wide basis. The CODM does not currently review the company's operations as more than one segment regarding profit or loss as a tool to allocate resources. See Note 17 for segment reporting disclosure.

Emerging Growth Company Accounting Election

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and has elected to take advantage of the benefits of this extended transition period. The Company remains an emerging growth company and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the Company financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards use

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FINANCIAL STATEMENTS OF HIGH ROLLER TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
High Roller Technologies, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of High Roller Technologies, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2022.

Whippany, New Jersey
March 20, 2025

PCAOB ID Number 100

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
(in thousands, except share and per share data)	2024	2023

Assets
Current assets
Cash and cash equivalents	$6,869	$2,087
Restricted cash	1,085	1,958
Prepaid expenses and other current assets	825	836
Total current assets	8,779	4,881
Due from affiliates	1,624	702
Deferred offering costs	—	580
Property and equipment, net	372	250
Operating lease right-of-use asset, net	910	—
Intangible assets, net	4,899	5,117
Other assets	41	255
Total assets	$16,625	$11,785

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,560	$686
Accrued expenses	4,307	4,300
Player liabilities	662	499
Due to affiliates	3,406	3,972
Short-term unsecured notes payable to stockholders	90	—
Operating lease obligation, current	143	—
Total current liabilities	10,168	9,457
Other liabilities	7	23
Operating lease obligation, noncurrent	729	—
Total liabilities	10,904	9,480
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 8,350,882 shares and 6,967,278 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	8	7
Additional paid-in capital	31,557	22,052
Accumulated deficit	(27,143)	(21,220)
Accumulated other comprehensive income	1,299	1,466
Total stockholders’ equity	5,721	2,305
Total liabilities and stockholders’ equity	$16,625	$11,785

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Year Ended
	December 31,
(in thousands, except share and per share data)	2024	2023

Revenues, net	$27,882	$29,675

Operating expenses
Direct operating costs:
Related party	2,646	4,289
Other	10,296	9,359
General and administrative:
Related party	174	493
Other	9,189	10,037
Advertising and promotions:
Related party	956	1,649
Other	9,387	5,955
Product and software development:
Related party	208	242
Other	818	342
Total operating expenses	33,674	32,366
Loss from operations	(5,792)	(2,691)

Other expenses
Interest expense, net	(125)	(114)
Other income	1	—
Total other expenses	(124)	(114)

Loss before income taxes	(5,916)	(2,805)
Income tax expense	7	13
Net loss	$(5,923)	$(2,818)

Other comprehensive (loss) income
Foreign currency translation adjustment	(167)	54
Comprehensive loss	$(6,090)	$(2,764)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.82)	$(0.42)
Weighted average common shares outstanding – basic and diluted	7,248,892	6,641,774

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Common Stock
					Accumulated	Total
			Additional		Other	Stockholder’s
			Paid-In	Accumulated	Comprehensive	Equity
(in thousands, except shares)	Shares	Amount	Capital	Deficit	Income	(Deficit)

December 31, 2022	6,318,094	$6	$16,834	$(18,402)	$1,412	$(150)
Issuance of common shares in settlement of short-term debt to affiliated party	631,809	1	4999	—	—	5,000
Share-based compensation	—	—	219	—	—	219
Shares issued for vesting of restricted stock units	17,375	—	—	—	—	—
Net loss	—	—	—	(2,818)	—	(2,818)
Foreign currency translation	—	—	—	—	54	54
December 31, 2023	6,967,278	7	22,052	(21,220)	1,466	2,305
Shares issued for vesting of restricted stock units	48,989	—	—	—	—	—
Shares issued for services rendered	12,500	—	—	—	—	—
Settlement of an affiliated payable through contribution to capital	72,115	—	375	—	—	375
Issuance of common shares in initial public offering, net of offering costs	1,250,000	1	8,077	—	—	8,078
Share-based compensation	—	—	1,053	—	—	1,053
Net loss	—	—	—	(5,923)	—	(5,923)
Foreign currency translation	—	—	—	—	(167)	(167)
December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net loss	$(5,923)	$(2,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	243	60
Foreign exchange loss (gain)	34	(1)
Noncash interest expense	129	114
Noncash lease expense	189	22
Change in deferred taxes	—	13
Share-based compensation	1,053	219
Changes in operating assets and liabilities:
Due from affiliates	(1,010)	2,363
Prepaid expenses and other current assets	(47)	471
Other assets	207	14
Deferred offering costs	544	—
Accounts payable	927	(692)
Accrued expenses	259	2,068
Player liabilities	202	30
Due to affiliates	(461)	(986)
Other liabilities	(22)	(90)
Operating lease liabilities	(230)	(25)
Net cash (used in) provided by operating activities	(3,906)	762
Cash flows from investing activities
Investment in capitalized software	(284)	(380)
Purchases of property and equipment	(187)	(249)
Net cash used in investing activities	(471)	(629)
Cash flows from financing activities
Payment of offering costs	(863)	(336)
Proceeds from issuance of debt	500	—
Cash settlement of affiliated debt	(35)	—
Proceeds from issuance of common stock in initial public offering, net of offering costs	8,078	—
Net cash provided by (used in) financing activities	7,680	(336)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	606	98
Net change in cash, cash equivalents, and restricted cash	3,909	(105)
Cash, cash equivalents, and restricted cash – beginning of period	4,045	4,150
Cash, cash equivalents, and restricted cash – end of period	$7,954	$4,045
Supplemental disclosure of cash flow:
Cash paid for taxes	$—	$25
Non-cash investing and financing activities:
Conversion of related party debt to common stock	$375	$5,000
Offering costs accrued but not paid	$—	$208
Acquisition of right-of-use asset in exchange for lease obligations	$1,141	$—

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Subsidiaries of Highroller

In March 2022, the Company acquired HR Entertainment Ltc (“HR Entertainment”), an entity organized under the laws of British Virgin Islands, which holds a worldwide license to operate the HighRoller.com domain, and HR Entertainment became a wholly-owned subsidiary of the Company.

On May 30, 2023, Ventures was incorporated in Malta. The services provided by Ventures principally include customer support, activation, and retention, risk management, payments, and fraud management, Facebook maintenance and telemarketing, and monthly reporting on support transactions.

On February 15, 2024, Interstellar Entertainment N.V. was incorporated in Curacao for the primary purpose of extending our current Curacao sublicense previously held by our wholly-owned subsidiary HR Entertainment, and to apply for a gaming license directly with the Curacao Gaming Control Board. The Curacao Gaming Control Board has mandated that all applying entities seeking to receive a gaming license must be domiciled in Curacao. In March 2024, Interstellar Entertainment N.V., a wholly owned subsidiary of the Company incorporated in Curacao, applied to obtain a license from the Curacao Gaming Control Board and in July 2024 was issued license no. OGL/2024/1042/0564 to operate the highroller.com and fruta.com domains.

Reverse stock split

On January 16, 2024, the Company’s Board of Directors and shareholders approved a 1-for-3.95689 reverse stock split of the Company’s outstanding common stock, which became effective on January 16, 2024. Fractional shares, if any, were rounded up or down to the nearest whole share, as appropriate. As a result of this reverse split, all share and per share amounts have been retroactively adjusted for the impact of the reverse stock split for all periods presented. The reverse stock split did not impact the number of authorized shares of common stock, which remained at 60,000,000 shares, or the authorized shares of preferred stock, which remained at 10,000,000 shares, nor the $0.001 par value of such shares.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). The consolidated financial statements include the accounts of High Roller Technologies, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, realization of intangible assets, share-based compensation, accrued jackpots, the realization of deferred tax assets, and going concern assessment.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of liquid checking and instant access internet banking accounts with original maturities of 90 days or less that are subject to an insignificant risk of change in value. The Company has not experienced any losses to date resulting from this policy.

For the year ended December 31, 2024, the company recorded an allowance of $171 thousand for balances with certain payment service providers that is considered uncollectible.

Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified as restricted cash in the consolidated balance sheets.

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

Due from Affiliates

Due from affiliates consists of amounts expected to be collected from certain affiliated companies under common control. Amounts due reflect the revenues recorded by the Company under intra-group services arrangements for maintenance and operations of the iCasino platform on behalf of Interactive. As of  December 31, 2024 and 2023, due from affiliates reflected amounts due from Spike Up and Happy Hour Solutions (see Note 13). On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in the consolidated financial statements.

Deferred Offering Costs

Deferred offering costs consist of payments with respect to pending equity financing transactions, including legal fees. Such costs were deferred and were charged to additional paid-in capital during the year ended December 31, 2024 in conjunction with the completion of the Company’s initial public offering in October 2024.

Property and Equipment, net

Property and equipment are carried at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful life of the asset. Amortization of leasehold improvements is computed over the shorter of the lease term or estimated useful life of the asset. Additions and improvements are capitalized, while repairs and maintenance are expensed as incurred. Useful lives of each asset class are as follows:

Asset	Useful Life (in years)
Machinery and equipment	5
Computer and IT equipment	3
Furniture and fixtures	7

An item of property and equipment is derecognized upon disposal or when no future economic benefits are expected to arise from the continued use of the asset. Any gain or loss arising on the disposal or retirement of an item of property and equipment is determined as the difference between the sales proceeds and the carrying amount of the asset and is recognized in general and administrative expenses.

Intangible Assets, Net

Intangible assets with finite useful lives that are acquired are carried at cost less accumulated amortization and accumulated impairment losses. Amortization expense is recognized on a straight-line basis over the estimated useful lives of the intangible assets. The estimated useful lives and amortization method are reviewed at the end of each reporting period, with the effect of any changes in estimates being accounted for on a prospective basis.

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, operating lease-right of use assets and indefinite lived assets (i.e. trademarks and domain name).

The Company evaluates long-lived assets for indicators of impairment at least annually or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the long-lived asset is used and the effects of obsolescence, demand, competition and other economic factors. If indicators of impairment are identified, the Company performs an undiscounted cash flow analysis of the long-lived assets. Asset groups are written down only to the extent that their carrying value is lower than their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant.

Indefinite-lived intangible assets consist of trademarks and domain name. Indefinite-lived intangible assets are not amortized; rather they are tested for impairment at least annually, or more frequently if adverse events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Impairment tests are performed, at a minimum, in the fourth quarter of each year.

To test indefinite-lived intangible assets for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If the Company determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is performed. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows.

The Company conducted an impairment analysis with respect to the casino room trademarks and HighRoller domain names at  December 31, 2024 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the year ended December 31, 2024.

The Company did not record any impairment for indefinite-lived intangible assets for the year ended  December 31, 2023.

Player Liabilities

The Company records liabilities for customer account balances, which consist of customer deposits, plus customer winning bets, less customer losing bets and customer withdrawals. The Company includes accrued jackpots within player liabilities on the accompanying consolidated balance sheets. The Company’s restricted cash balance equals or exceeds the cash portion of the Company’s player liabilities account.

Due to Affiliates

Due to affiliates consists of amounts owed by the Company to certain of its related parties and affiliates. Amounts due to affiliates may include payment for services provided to the Company by employees of the related party or affiliate, or reimbursement of amounts paid by the related party or affiliate on the Company’s behalf.

Revenue Recognition: Gaming Revenue

The Company records revenue in accordance with the provisions of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). Revenue is recognized when a game is completed, a winner is definitive, and the player has lost their wager. These wagers were passed on to the Company and revenue is recognized at that point in time. The Company recognizes revenue based on the following conditions:

Existence of a Contract with the Customer

The Company has concluded that an implied contract between the player and the Company is enforceable when the player places a wager. At that point in time, the Company has agreed to fulfill its obligations to the player, and it is probable that the Company will collect substantially all of the consideration to which it is entitled.

Performance Obligation

The performance obligation arises when a player decides to place a wager. A wager is defined as any form of real money wager, which in turn grants that player a chance to earn higher returns.

Determining the Transaction Price

The transaction price is the amount to which a player expects to be entitled in exchange for its share of the performance obligations. In this case, the transaction price would be the wager placed by the player.

Allocating the Transaction Price to the Performance Obligations

There is only one performance obligation. Therefore, the transaction price is allocated 100% to the single performance obligation.

Recognize the Revenue

Revenue is recognized at the time a placed wager is lost as the performance obligation is met.

Contract liabilities represent the differences in the timing of revenue recognition from the receipt of cash from the Company’s customers and billings to those customers.

Gaming revenue typically include the full suite of games available online, such as blackjack, roulette and slot machines. For these offerings, the Company generates revenue through hold, or gross winnings, as customers play against the house. Revenue is generated based on total customer bets less amounts paid to customers for winning bets, less other incentives awarded to customers, plus or minus the change in the progressive jackpot reserve, thus on a net basis. Revenue attributable to gaming transactions in which the Company assumes an open position against the player are reported net after deductions for player winnings.

Gaming taxes are determined on a jurisdiction-by-jurisdiction basis. The Company incurs payment processing costs on customer deposits and occasionally chargebacks (i.e., when a payment processor contractually disallows customer deposits in the normal course of business).

Intra-Group Service Arrangement

The Company also performed certain intra-group services related to management services for Interactive. The Company did not control the contractual services and therefore recorded the services as net revenue over time during the period of performance as the customer simultaneously receives and consumes the benefits from the services provided.

Fair Value Measurements

The Company applies ASC 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The valuation hierarchy is composed of three levels. The classification within the valuation hierarchy is based on the lowest level of input that is significant to the fair value measurement. The levels within the valuation hierarchy are described below:

Level 1 - Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 - Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

Fair Value of Financial Instruments

Financial instruments consist of cash and cash equivalents, restricted cash, accounts payable, accrued expenses and player liabilities. The Company determines the estimated fair value of such financial instruments presented in these consolidated financial statements using available market information and appropriate methodologies. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature.

Leases

The Company accounts for leases in accordance with ASC 842, Leases, under which arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset and a lease liability.

The Company elected to apply the practical expedient that allows for the combination of lease and non-lease components for all asset classes. The lease classification evaluation begins at the lease commencement date. The lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain.

For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require variable payments consisting of common area maintenance costs (variable lease cost). Variable lease costs are expensed as incurred.

As the interest rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate corresponding with the lease term. As the Company does not have any outstanding debt, this rate is determined based on prevailing market conditions and comparable company and credit analysis. The incremental borrowing rate is reassessed if there is a change to the lease term or if a modification occurs and it is not accounted for as a separate contract.

Direct Operating Costs

Direct costs primarily consist of revenue share and market access fees, platform fees, gaming taxes and payment processing fees and charge backs. Revenue share and market access fees consist primarily of amounts paid to local partners.

Advertising and Promotions Costs

Advertising and promotion costs consist primarily of costs incurred with respect to the marketing of the Company’s products and services via different channels, promotional activities and the related costs incurred to acquire new customers. These costs also include salaries, bonuses, benefits and share-based compensation for dedicated personnel and are expensed as incurred.

General and Administrative Costs

General and administrative expenses consist primarily of administrative personnel costs, including salaries, bonuses and benefits, share-based compensation expenses, professional services related to legal, securities and tax compliance, accounting, auditing and consulting services, rent and other premises costs, and insurance. Foreign currency (gains) and losses arising from transactions denominated in currencies other than the functional currency are also included within general and administrative expenses.

Capitalized Internal-Use Software Costs

Costs related to software acquired, developed, or modified solely to meet the Company’s internal requirements, including tools that enable the Company’s employees to interact with members and their providers, with no substantive plans to market such software at the time of development, are capitalized. Costs incurred during the preliminary planning and evaluation stage of the project and during the post-implementation operational stage are expensed as incurred. Costs related to minor upgrades, minor enhancements, and maintenance activities are expensed as incurred. Costs incurred during the application development stage of the project and costs related to major upgrades or enhancements are capitalized. Internal-use software is included in intangible assets and is amortized on a straight-line basis over 3 years.

Share-Based Compensation

The Company records share-based compensation in accordance with ASC 718, Compensation-Stock Compensation (“ASC 718”), and recognizes share-based compensation expense in the period in which a grantee is required to provide service, which is generally over the vesting period of the individual share-based payment award. Compensation expense for awards with performance conditions is not recognized until it is probable that the performance target will be achieved. Compensation expense for awards is recognized over the requisite service period on a straight-line basis. The Company accounts for forfeitures as they occur.

The Company classifies unit awards as either an equity award or a liability award depending on whether the award contains certain repurchase provisions. Equity-classified awards are valued as of the grant date based upon the price of the underlying unit or share and a number of assumptions, including volatility, performance period, risk-free interest rate and expected dividends. Liability-classified awards are valued at fair value at each reporting date.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. As of  December 31, 2024 and 2023, the Company had recorded a full valuation allowance on its deferred tax assets.

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

Net Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of  December 31, 2024 and 2023, the Company had 1,295,840 and 221,449 potentially dilutive common shares outstanding, respectively. The additional securities are excluded from the dilutive earnings per share calculation as of  December 31, 2024 and 2023, because the effect would have been anti-dilutive. The additional securities excluded from the dilutive earnings per share calculation because their effect would have been anti-dilutive are as follows:

	As of and for the Years Ended
	December 31,
	2024	2023
Warrants	101,672	39,172
Stock options	938,453	88,454
Restricted stock units	255,715	93,823
	1,295,840	221,449

Foreign Currency and Foreign Exchange Risk

The consolidated financial statements are presented in United States Dollars ($), which is the Company’s reporting currency.

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented on the consolidated statements of cash flows as effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash. As of  December 31, 2024 and 2023, 33% and 97%, respectively, of the Company’s cash and cash equivalents, and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure. In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net loss and are included within general and administrative expenses. For the years ended  December 31, 2024 and 2023, the Company incurred foreign currency transaction losses of $1.1 million and $2.0 million, respectively. While we expect these losses to persist into 2025, we continue to manage and negotiate contracts with payment providers.

The effects of foreign currency translation adjustments are included in stockholders’ equity (deficit) as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

Going Concern

The accompanying Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, the Company’s management has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued. When substantial doubt exists under this methodology, the Company's management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of its plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the Consolidated Financial Statements are issued.

The Company's history of operating losses and negative operating cash flows initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand and the projected cash generated from operations are sufficient to fund the Company's operations for a period of a least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

Credit Risk

The Company’s credit risk arises from cash and cash equivalents, and restricted cash and deposits with banks and other financial institutions. The Company maintains balances in banks in the United States and outside of the United States, primarily within the European Union. For funds held within the United States, the Federal Deposit Insurance Corporation insures $250 thousand per depositor per FDIC insured bank. For funds held within the European Union, the European Deposit Insurance Scheme insures €100 thousand per depositor per bank. The Company has funds in Finland, Cyprus, Lithuania, and Malta that are protected under this scheme. The Company mitigates potential cash risk by diversifying bank accounts with insured banking institutions within the United States and European Union. Furthermore, the Company maintains cash in payment service provider accounts and other such financial institutions that may or may not be protected under the previously mentioned insurance schemes. The inability to receive funds from certain payment service provider accounts may result in a negative impact to operations. The Company mitigates this potential risk by drawing down funds and transferring them to insured bank accounts on a regular basis.

Segment Information

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which is effective for the consolidated financial statements for the reporting period and all interim periods thereafter. The Company adopted ASU 2023-07 on January 1, 2024. In accordance with ASC 280, “Segment Reporting”, the Company has one operating segment, which focuses on providing an online gaming casino to customers. The Company’s chief operating decision maker (“CODM”) identified as the Company’s Chief Executive Officer, utilizes the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by the CODM, the Company has only one operating segment. See Note 17, Segment Reporting.

Common Stock

The Company accounts for common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 - “Distinguishing Liabilities from Equity”. Common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified within stockholders’ equity. The Company’s common stock may feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, shares of common stock subject to possible redemption are presented as temporary equity, adjusted to reflect redemption value (if material), outside of the stockholders’ equity section of the Company’s consolidated balance sheet. The Company did not have any potentially redeemable preferred stock as of  December 31, 2024 or 2023.

Recent Accounting Pronouncements

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

NOTE 3 – INITIAL PUBLIC OFFERING

On October 24, 2024, the Company consummated its Initial Public Offering ("IPO") of 1,250,000 shares of common stock on the NYSE American Exchange, at a price of $8.00 per share, for aggregate gross proceeds of $10.0 million, before deducting underwriting discount and offering expenses of approximately $1.9 million. In addition, the Company has granted the underwriters a 45-day option to purchase up to an additional 187,500 shares of common stock to cover over-allotments at the initial public offering price, less the underwriting discount. Concurrently with the closing of IPO, the Company also issued warrants to purchase up to 62,500 shares of common stock to the representative of the several underwriters and its designees, at an exercise price of $10.00 per share, exercisable beginning on April 20, 2025 and expire on October 22, 2029.

NOTE 4 – REVENUE

Disaggregated revenue for the years ended December 31, 2024 and 2023 is summarized as follows:

	For the Year Ended
	December 31,
(in thousands)	2024	2023
Net gaming revenue	$24,324	$28,577
Net revenue generated through intra-group services arrangements	3,558	1,098
Total Revenue	$27,882	$29,675

The Company’s revenue by country for those countries with significant revenue for the years ended December 31, 2024 and 2023 is summarized as follows:

	Year Ended December 31,
(in thousands)	2024		2023
Finland	$12,950	46%	$8,208	28%
New Zealand	6,524	23%	7,725	26%
Norway	3,653	13%	6,076	20%
Canada	3,780	14%	4,607	16%
Rest of world	975	3%	3,059	10%
Total Revenue	$27,882	100%	$29,675	100%

As of December 31, 2024 and 2023, the Company had not recorded any contract assets or liabilities.

NOTE 5 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table reconciles cash and cash equivalents, and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows as of December 31, 2024 and 2023:

	December 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$6,869	$2,087
Restricted cash	1,085	1,958
Total cash and cash equivalents, and restricted cash	$7,954	$4,045

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of December 31, 2024 and 2023:

	December 31,	December 31,
(in thousands)	2024	2023
Cash and cash equivalents:
Malta	$607	$392
Finland	431	387
United States	5,307	123
United Kingdom	57	163
Cyprus	14	83
Lithuania	313	671
Switzerland	81	—
Other	59	268
Restricted cash
Malta	566	1,074
Denmark	160	544
United Kingdom	164	183
Singapore	—	105
Cyprus	188	—
Other	7	52
Total cash and cash equivalents, and restricted cash	$7,954	$4,045

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2024 and 2023 are summarized as follows:

	December 31,	December 31,
(in thousands)	2024	2023
VAT recoverable	$77	$523
Payment provider receivables	92	113
Prepaid income tax	—	32
Prepaid insurance	428	—
Other prepaids	228	168
Total prepaid and other current assets	$825	$836

NOTE 7 — INTANGIBLE ASSETS, NET

Intangible assets, net at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024
	Weighted
	Average
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Trademarks	Indefinite	$1,237	$(950)	$—	$287
Domain name	Indefinite	4,129	—	—	4,129
Capitalized software	3	817	(334)	—	483
		$6,183	$(1,284)	$—	$4,899

	December 31, 2023
	Weighted
	Average
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Trademarks	Indefinite	$1,242	$—	$(935)	$307
Domain name	Indefinite	4,396	—	—	4,396
Capitalized software	3	568	(154)	—	414
		$6,206	$(154)	$(935)	$5,117

Trademarks and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe. During the year ended December 31, 2024, no indicators of impairment have been noted since the analysis performed at year end. During the year ended December 31, 2023, the Company acquired the Fruta.com domain for $40 thousand. There was no impairment during the years ended December 31, 2024 and 2023.

For the year ended December 31, 2024, the Company capitalized $284 thousand of costs incurred with respect to internal-use software, related to development of enhancements to the functionality of the software placed into service during the fourth quarter of 2023. The customer database was fully amortized in 2014, but was still in use through December 31, 2024. The Company recorded $199 thousand in amortization expense on internal-use software for the year ended December 31, 2024, which is included in general and administrative expenses in the consolidated statements of operations. The Company’s internal use software is in use in Europe. The Company recorded $35 thousand in amortization expense on internal-use software for the year ended December 31, 2023.

As of December 31, 2024, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Amortization
Year Ended December 31,	Expense
2025	$227
2026	195
2027	61
2028	—
2029	—
Total	$483

NOTE 8 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2024 and 2023 are summarized as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Machinery, furniture, and equipment	$225	$182
Leasehold improvements	195	121
	420	303
Less: accumulated depreciation and amortization	(48)	(53)
Total property and equipment, net	$372	$250

The Company recorded depreciation expense on property and equipment of $44 thousand and $25 thousand for the years ended December 31, 2024 and 2023, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 9 — ACCRUED EXPENSES

Accrued expenses at December 31, 2024 and 2023 are summarized as follows:

	December 31,	December 31,
(in thousands)	2024	2023
VAT and other non income tax liabilities	$1,503	$778
Accrued expenses	847	1,466
Accrued deferred offering costs	—	208
Accrued licensing fee	335	399
Accrued marketing	1,553	1,192
Accrued payroll	23	133
Other accrued expenses	46	124
Total accrued expenses	$4,307	$4,300

NOTE 10 — STOCKHOLDERS’ EQUITY

The Company is authorized to issue 60,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The common stock and undesignated preferred stock have a par value of $0.001 per share.

The holders of common stock are entitled to one vote per share on any matter submitted to a vote at a meeting of stockholders.

On October 22, 2024, the Company signed a firm commitment underwriting agreement (“Underwriting Agreement”) with ThinkEquity LLC to sell at the initial closing on October 24, 2024, an aggregate of 1,250,000 shares of common stock, for gross proceeds of $10 million and net proceeds after underwriting commissions and other offering expenses of approximately $8.1 million. In addition, the Company issued 62,500 warrants (“Warrants”) to the underwriter and its assignees to purchase up to 62,500 shares of common stock. The Warrants are exercisable beginning April 20, 2025 at an exercise price of $10.00 per share and expire on October 22, 2029. The Company accounted for these warrants as an equity warrant and expensed $250 thousand in the year ended December 31, 2024 in general and administrative expense. The holders of the Warrants have been provided with certain demand and piggy-back registration rights. The Warrants have typical representations, warranties and anti-dilution rights.

NOTE 11 — NET LOSS PER SHARE

The computation of net loss per common share and the weighted average common shares outstanding for the years ended December 31, 2024 and 2023 are summarized as follows:

	For the Year Ended
	December 31,
(in thousands, except share and per share data)	2024	2023
Basic
Net loss	$(5,923)	$(2,818)
Weighted average number of shares used in computing net loss per share – basic	7,248,892	6,641,774
Net loss per share - basic	$(0.82)	$(0.42)
Diluted
Net loss	$(5,923)	$(2,818)
Weighted average number of shares used in computing net loss per share – diluted	7,248,892	6,641,774
Net loss per share - diluted	$(0.82)	$(0.42)

As of December 31, 2024 and 2023, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of dilutive net loss per share for the years ended December 31, 2024 and 2023, as their effect would have been anti-dilutive. These additional securities were excluded from the calculation of dilutive net loss per share as follows:

	As of and for the Years Ended
	December 31,
	2024	2023
Warrants	101,672	39,172
Stock options	938,453	88,454
Restricted stock units	255,715	93,823
	1,295,840	221,449

NOTE 12 — SHARE-BASED COMPENSATION

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

Options

A summary of option activity for the years ended December 31, 2024 and 2023 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - January 1, 2023	199,651	$7.63	5.79
Granted	—	$—	—
Exercised	—	$—	—
Modified/Cancelled	(111,198)	$11.87	6.51
Expired/Forfeited	—	$—	—
Outstanding - December 31, 2023	88,453	$2.29	3.67
Granted	940,000	$5.42	9.80
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(90,000)	$6.33	—
Outstanding - December 31, 2024	938,453	$5.08	9.20
Exercisable - December 31, 2024	148,454	$3.92	5.25

Options granted during the year ended December 31, 2024 were valued using the Black-Scholes option-pricing model with the following assumptions. There were no options granted during the year ended December 31, 2023.

For the Year Ended
December 31, 2024
Weighted average grant date fair value	$3.37
Expected term (years)	5.14 - 5.52
Risk-free interest rate	4.0 - 4.1%
Expected volatility	68.0%
Expected dividends yield	0%
Exercise price	5.200 -6.3333

The Company estimates its expected volatility by using a combination of historical share price volatilities of similar companies within our industry. The risk-free interest rate assumption is based on observed interest rates for the appropriate term of the Company’s options on a grant date. The expected option term assumption is estimated using the simplified method and is based on the mid-point between vest date and the remaining contractual term of the option, since the Company does not have sufficient exercise history to estimate expected term of its historical option awards.

Share-based compensation related to options is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2024	2023
General and administrative	$425	$1
Advertising and promotions	79	—
Product software and development	65	—
Total	$569	$1

Compensation cost related to non-vested option awards not yet recognized as of December 31, 2024 was $2.4 million and will be recognized over the next 2.75 years.

Restricted Stock Units (“RSUs”)

On March 8, 2023, the Company amended a stock option agreement originally issued on September 1, 2022 to purchase 111,198 shares of common stock at the initial public offering price. The amendment issued 111,198 RSUs in lieu of the 111,198 stock options. One-half of the RSUs vest over three years and half of the RSUs vest upon the completion of certain performance milestones. On September 1, 2023, 13,900 RSUs vested into shares of common stock, and approximately 1,158 shares will continue to vest on the first day of each month until the end of the vesting period in 2026. The Company accounted for the amendment as a modification. The Company determined the modification of the time-based awards to be a Type I: Probable-to-probable modification, under ASC 718-20. The Company performed a fair value calculation of the awards immediately before and after the modification, resulting in $54 thousand of incremental cost to be recorded, which will be recognized on a straight-line basis over the remaining requisite service period. The Company determined the modification of the performance-based awards to be a Type IV: Improbable-to-improbable modification, under ASC 718-20. The compensation cost related to the performance-based awards after the modification is based on the fair value on the modification date. The fair value of the Milestone Vesting RSUs was determined to be $242 thousand. As of December 31, 2024 there has been no compensation cost recognized in relation to the Milestone Vesting RSUs. No share-based compensation expense has been recorded related to the performance-based awards as the Company determined it is currently not probable of being achieved.

A summary of RSU activity for the years ended December 31, 2024 and 2023 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Units	FV
RSUs outstanding at January 1, 2023	—	$—
Granted	111,198	$8.92
Vested	(17,375)	$13.53
Forfeited	—	$—
RSUs outstanding at December 31, 2023	93,823	$8.07
Granted	306,623	$5.64
Vested	(48,989)	$7.18
Forfeited	(95,741)	$7.60
RSUs outstanding at December 31, 2024	255,716	$4.13

The total fair value of RSUs vested during the years ended December 31, 2024 and 2023 was $352 thousand and $235 thousand, respectively.

Stock-based compensation related to RSUs is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2024	2023
General and administrative	$449	$218
Advertising and promotions	19	—
Product software and development	16	—
Total	$484	$218

Of the 306,623 RSUs granted during the year ended December 31, 2024, 60,812 were determined to be performance RSUs, of which 30,406 vest upon the Company generating specified net gaming revenue targets for the year ending  December 31, 2024 and 30,406 vest upon generating specified net gaming revenue targets for the year ending December 31, 2025. As of December 31, 2024, the Company determined it was not probable of these performance conditions being met and therefore no expense has been recognized. Total compensation cost related to non-vested time-based RSUs not yet recognized as of December 31, 2024 was approximately $924 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2026. There was no total compensation cost related to non-vested performance-based RSUs not yet recognized as of December 31, 2024.

Warrants

As of December 31, 2024, the Company had the following warrants outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(In Years)
Warrants outstanding - January 1, 2023	39,172	$2.37	4.50
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2023	39,172	$2.37	3.50
Issued	62,500	$10	4.81
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2024	101,672	$7.06	4.40
Warrants exercisable - December 31, 2024	101,672	$7.06	4.40

The $250 thousand expense related to the issuance of the 62,500 warrants was included in general and administrative expense during the years ended December 31, 2024. There was no expense related to the issuance of warrants during the year ended December 31, 2023.

NOTE 13 — RELATED PARTY TRANSACTIONS

Services Agreement

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

For the years ended December 31, 2024 and 2023, the Company generated revenues of $3.6million and $1.1 million respectively, related to the services performed for Spike Up for the Company, which was included in net revenues in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recognized $737 thousand and $1.6 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the consolidated statements of operations. For the year ended December 31, 2024 and 2023, the Company also incurred other costs from Spike Up that were included in the consolidated statement of operations, consisting of $621 thousand and $459 thousand included in general and administrative expenses, $2.6 million and $4.2 million included in direct operating costs, and respectively.

For the years ended  December 31, 2024 and 2023, the Company recognized an immaterial amount in both periods for services performed by Interactive for the Company which was included in general and administrative expenses in the consolidated statements of operations.

Happy Hour Solutions Ltd., a company registered in Cyprus and a subsidiary of Happy Hour Entertainment Holdings Ltd., one of our principal shareholders, is the holder of an Estonian gaming license, and as of October 21, 2021 entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical and solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. Pending receipt of an Estonian gaming license, for which we intend to apply following close of our public offering, we entered into several agreements with Happy Hour Solutions Ltd., including:

●	a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain;
●

a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

●

in March 2024 Online Gaming Operations Agreement, by which as further described therein we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

The Happy Hour Solutions Agreements collectively allow HR Entertainment access to additional online gaming revenues. In consideration of these agreements, HR Entertainment pays Happy Hour Solutions consideration of 500 euros per month. Beginning in the fourth quarter of 2023, the Company also recognized certain administrative costs performed by certain subsidiaries of Happy Hour Entertainment Holdings. For the years ended December 31, 2024 and 2023, the Company recognized $34 thousand and $22 thousand, respectively, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in the consolidated statements of operations.

As of March 1, 2022, the Company entered into an agreement with Funnz (formerly known as WKND) to perform various services in connection with the conduct of the Company’s business. For the year ended December 31, 2024, services totaled $208 thousand, which was included in product and software development expenses in the consolidated statement of operations. For the year ended December 31, 2023, services totaled $290 thousand, with $47 thousand included in direct operating, and $54 thousand included in product and software development expenses in the consolidated statement of operations.

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the consolidated balance sheets as of December 31, 2024 and 2023 are summarized as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Due from affiliates
Spike Up	$1,120	$53
Happy Hours Entertainment Holdings	498	644
Other	6	5
Total due from affiliates	$1,624	$702
Due to affiliates
Interactive	$—	$4
Spike Up	3,357	3,718
Happy Hour Solutions	48	121
Funnz (formerly known as WKND)	—	68
Other	1	61
Total due to affiliates	$3,406	$3,972

As of December 31, 2024 and 2023, the total amount due to Spike Up includes $1.9 million and $2.7 million, respectively, related to the HighRoller.com domain name purchase (see Note 7).

NOTE 14 — INCOME TAXES

The Company’s loss before income taxes for the years ended December 31, 2024 and 2023 from domestic and foreign operations are as follows:

	Year Ended December 31,
(in thousands)	2024	2023
Domestic	$(3,360)	$(1,630)
Foreign	(2,556)	(1,175)
Loss before income taxes	$(5,916)	$(2,805)

The components of income tax expense for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
	2024	2023
(in thousands)
Current income taxes:
Federal	$—	$—
State and local	—	—
Foreign	—	—
	—	—

Deferred income taxes:
Federal	—	—
State and local	—	—
Foreign	7	13
	7	13
Income tax expense	$7	$13

Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate of 21% to the recognized income tax expense is summarized as follows:

	Year Ended December 31,		Year Ended December 31,
	2024		2023
($ in thousands)	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$(1,242)	21.00%	$(589)	21.00%
Change in valuation allowance	985	(16.66)%	896	(31.93)%
Other permanent items	50	-0.84%	(14)	0.52%
Provision to return differences	(21)	0.36%	(153)	5.44%
Statutory to US GAAP Adjustments	(28)	0.48%	—	0.00%
Foreign rate differential	263	(4.47)%	(127)	4.51%
Income tax expense (benefit)	$7	(0.13)%	$13	(0.46)%

Deferred Tax Assets and Liabilities

The components of deferred income tax assets and liabilities as of December 31, 2024 and 2023 are summarized as follows:

	December 31,
(in thousands)	2024	2023
Deferred tax assets - noncurrent:
Net operating loss carryforward	$5,526	$5,129
Unrealized gain or loss	434	291
Intangible assets	197	354
Share-based compensation	247	26
Other	6	12
Statutory to US GAAP	—	4
Less: valuation allowance	(6,410)	(5,816)
Total deferred tax assets	—	—
Net deferred tax assets (liabilities)	$—	$—

The Company regularly reviews its deferred tax assets, including net operating loss carryovers, for recoverability, and a valuation allowance is provided when it is more-likely-than-not that some portion or all of a deferred tax asset may not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences are deductible. In assessing the need for a valuation allowance, the Company makes estimates and assumptions regarding projected future taxable income, its ability to carry back operating losses to prior periods, the reversal of deferred tax liabilities and the implementation of tax planning strategies. Based on the Company’s cumulative earnings history and unpredictable nature of the gaming industry, among other things, the Company has determined it is not more-likely-than-not to realize existing deferred tax assets and thus has recorded a valuation allowance for High Roller Technologies, Inc, Ellmount Entertainment Ltd, Wowly N.V. Ltd, High Roller Solutions Limited, HR Entertainment Solutions Limited, InterStellar Entertainment N.V, and Deepdive Holdings Ltd. As the Company reassesses these assumptions in the future, changes in forecasted taxable income may alter this expectation and may result in changes to the valuation allowance and the effective tax rate.

The Company has determined that undistributed earnings of its non-U.S. subsidiaries will be reinvested for an indefinite period of time. The Company has both the intent and ability to indefinitely reinvest these earnings. Given its intent to reinvest these earnings for an indefinite period of time, the Company has not accrued a tax liability on these earnings. A determination of an unrecognized tax liability related to these earnings is not practical at this time.

As of December 31, 2024 and 2023, the Company has U.S. federal net operating loss carryforwards of $4.6million and $2.5 million, respectively, which are available to offset future taxable income and do not expire. U.S. federal net operating loss carryforwards are limited to offsetting 80% of taxable income in any given tax year. As of December 31, 2024 and 2023, the Company has foreign net operating loss carryforwards of $15.7 million and $14.0 million, respectively, which are available to offset future foreign taxable income. As of December 31, 2024, and 2023, the Company’s foreign net operating loss carryforwards of $5.8million and $2.4 million, respectively, expire at various times from 2024 to 2034, while the remainder of the Company’s foreign net operating loss carryforwards do not expire. The federal and foreign net operating loss as of December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
(in thousands)	2024	Expiration	2023	Expiration
US net operating loss carryforwards	$4,639	Indefinite	$2,549	Indefinite
Foreign net operating loss carryforwards (Malta)	9,867	Indefinite	11,588	Indefinite
Foreign net operating loss carryforwards (Curacao)	5,797	2024-2034	2,261	2024-2029
Foreign net operating loss carryforwards (Cyprus)	42	2027-2029	—	N/A
Foreign net operating loss carryforwards (Costa Rica)	—	N/A	140	2024
	$20,345		$16,538

The Tax Cuts and Jobs Act of 2017 (TCJA) amended Internal Revenue Code (IRC) Section 174, requiring taxpayers to capitalize and amortize specified research or experimental (SRE) expenditures from tax years beginning after December 31, 2021. However, these capitalization requirements only apply to qualified SRE activities as defined under IRC Section 174. The company's 2024 activities do not currently qualify as SRE under IRC Section 174. As a result, the company has not recorded any capitalized SRE costs subject to amortization for the tax year 2024.

The Inflation Reduction Act created the Corporate Alternative Minimum Tax (CAMT), which imposes a 15% minimum tax on the adjusted financial statement income of large corporations for taxable years beginning after December 31, 2023. The CAMT generally applies to large corporations with average annual financial statement income exceeding $1 billion. Accordingly, CAMT does not apply to High Roller Technologies Inc and foreign subsidiaries for the tax year 2024.

Uncertain Tax Positions

The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2024 or 2023.

NOTE 15 — COMMITMENT AND CONTINGENCIES

Legal Claims

The Company operates in an emerging online gaming industry. For internet based online gaming operations, there is uncertainty as to which country’s law ought to be applied, as the internet operations can be linked to several jurisdictions. Legislation concerning online gaming is under investigation in many jurisdictions. The Company monitors the legal situation within the United States, European Union (the “EU”), and any of its key markets to ensure the Company will be in a position to continue operating in those jurisdictions.

In the normal course of business, the Company may be subject to claims and litigation. The Company reviews its legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions are required. If necessary, the Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s consolidated financial statements to not be misleading. The Company does not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures are made for material matters as required by ASC 450-20, Contingencies.

For the years ended December 31, 2024 and 2023, the Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company has provided an appropriate provision for these claims and related fees, which are included in accrued expenses in the consolidated balance sheets at December 31, 2024 and 2023. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature in these markets. The Company is also currently subject to administrative claims initiated by the Czech Ministry of Finance regarding the operation of gambling activities in 2018 without a license and has been ordered to pay a fine of approximately $216 thousand, which is under appeal. The Company has provided a full provision for these administrative claims in accrued expenses in the consolidated balance sheets at December 31, 2024 and 2023.

Principal Commitments

The Company’s principal commitments primarily consist of operating lease obligations for office space and finance leases obligations, services agreements, and other contractual commitments. The principal commitments and contingencies are described below.

NOTE 16 — LEASES

The Company previously had an operating lease for administrative offices in Malta and Costa Rica, but these leases were terminated in January 2023 and October 2023, respectively.

In January 2024, the Company entered into a lease for office space and car parking bays in Malta. The term of the lease is for six years, although the Company may terminate the lease at any time after three years. The monthly rent payment for the office is approximately $15 thousand for the first year, with a 3% annual increase.

Right-of-use assets for these administrative office leases as of December 31, 2024, and December 31, 2023, are summarized as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Malta Office	910	—
Operating lease, right-of-use asset, net	$910	$—

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s consolidated statements of operations for the years ended December 31, 2024 and 2023, were $232 thousand and $18 thousand, respectively. We have a month to month lease in Las Vegas.

Annual maturities analysis under the Malta lease agreement at December 31, 2024 is as follows:

Year ending December 31,
2025	$189
2026	194
2027	199
2028	205
2029	206
Total	993
Less: Present value discount	(121)
Lease obligations, net	$872

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of December 31, 2024, the weighted average remaining lease term is 5 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

NOTE 17 — SEGMENT REPORTING

Management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which focuses on providing an online gaming casino to customers. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are direct operating expenses, advertising and promotion expenses, and general and administrative expenses as presented on the consolidated statements of operations.

Management further determined that, based on their economic similarities, the Company’s operating subsidiaries, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC 350 Intangibles - Goodwill and Other. These legal entities represent acquisitions that occurred over time pursuant to the Company’s strategic growth strategy.

NOTE 18 — SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date through March 20, 2025, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2024, the end of the period covered by this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2024, the end of the period covered by this Annual Report, we did not maintain effective disclosure controls and procedures at the reasonable assurance level, as described below.

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

●

The Company has retained the services of qualified outside consultants with expertise to perform specific accounting and finance tasks or functions, and to assist in the design and installation of accounting and internal control systems. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will continue through 2025, and possibly longer. While the deficiencies described above did not result in any material misstatements to the Company’s consolidated financial statements for the period ending December 31, 2024, they did represent a material weakness as of December 31 2024, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management ’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is in the process of implementing a plan to remediate the material weakness described above as soon as possible.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no significant changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

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

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers, and directors:

NAME	AGE	POSITION

Executive Officers

Ben Clemes	47	Chief Executive Officer
Matthew Teinert	42	Chief Financial Officer

Directors

Michael Cribari	39	Chairman of the Board of Directors
Brandon Eachus	38	Director
Daniel Bradtke	41	Director
Jonas Martensson (1)	47	Director
Kristen Britt (2)	41	Director
David Weild IV (3)	68	Director

(1) Chair of the nominating and governance committee

(2) Chair of the compensation committee

(3) Chair of the audit committee

Ben Clemes has been our Chief Executive Officer effective January 1, 2024. From May 2023 through December 2023 he was Investment and Portfolio Partner at Happy Hour Entertainment Holdings and following January 1, 2024 will continue to consult with Happy Hour Entertainment Holdings on a part time basis. From October 2022 to May 2023 he was General Manager for North America of the Platform Unit, at Gaming Innovation Group (www.gig.com). From December 2017 to October 2022 he was Chief Commercial Officer and Managing Director of the Platform Unit, and from December 2015 to December 2017 he was Managing Director of the Platform Unit, at Gaming Innovation Group Inc. or GIG, a leading B2B supplier in the online gaming industry. GIG, operating out of Malta, Spain and Denmark and listed on the Oslo Stock Exchange and Swedish Nasdaq, provides cloud-based product and platform services and performance marketing solutions, products and services to iGaming Operators. From April 2013 to December 2016 he was Co-Founder and Head of Casino Operations at Guts.com, a website offering casino games, sports betting and poker. Mr. Clemes received a BCM, Marketing, Computer Science from Lincoln University, New Zealand in 2000.

Matt Teinert has been our Chief Financial Officer since May 2023. He has over a decade of experience serving both private and publicly traded global companies in various accounting and financial planning roles. From April 2017 until April 2023 he was Director of Accounting and Financial Reporting at Digital Turbine Inc.. From 2015 to 2017 he was SEC Reporting Analyst at Summit Hotel Properties and from 2011 to 2015 he was a senior associate at BDO USA, LLP. He received a Bachelor of Business Administration in Accounting from University of Houston-Victoria.

Directors

Michael Cribari is a Director and co-founder of the Company. In connection with Mr. Clemes joining the Company, effective January 1, 2024, Mr. Cribari resigned as Chief Executive Officer. He has for more than 16 years focused his attention on investing in a wide range of European based iGaming businesses. During the last five years he has been a director of Spike Up Media, a leading global iGaming affiliate and has also been Chairman of its parent, Ellmount Interactive AB, a Swedish iGaming technology company. We believe that Mr. Cribari’s experience and knowledge gained as an investor in a wide range of European iGaming businesses and his leadership in co-founding our company make him well qualified to be our Chairman of the Board.

Brandon Eachus is a Director and co-founder of the Company. He previously served as president of the Company. Since 2015 he has been a director of Spike Up Media, a leading iGaming affiliate worldwide. Prior to that for more than 17 years Mr. Eachus had co-founded and operated four internet-based businesses where he served in senior management roles. Since 2014 he has been an active shareholder in Ellmount Interactive AB, a Swedish iGaming company, with responsibilities for corporate communications, marketing, finance. Mr. Eachus attended business school at California State University Fresno and since 2019 has served on the board for the Ronald McDonald House charities. We believe that Mr. Eachus’s experience in senior management roles at internet-based businesses, his knowledge of internet lead generation, and his leadership in co-founding our company make him well qualified to be our President and a member of our board of directors. In connection with Mr. Clemes joining the Company, effective upon January 1, 2024 Mr. Eachus resigned as President.

Kristen Britt has served as one of our directors since May 2022. She has since 2022 been Vice President of People and Culture at Aristocrat Technologies, Inc. and was Vice President of Human Resources at Hard Rock Digital from July 2021 to November 2021. She has been employed at Churchill Downs Incorporated and related or affiliated companies in various management positions since 2005, most recently as Vice President of Human Resources from 2018 to 2021 and Senior Director of Human Resources from 2016 to 2018. She received her MBA from Indiana University and a Bachelor of Science - Business Management from Western Kentucky University. We believe that Ms. Britt’s extensive experience in senior human resources management roles in the gaming industry and managing direct employees make her a valuable member of our board of directors.

Daniel Bradtke has been one of our directors since April 2023 and since 2020 has been a co-founder and officer of Happy Hour Entertainment Holdings Ltd., a seed fund and early-stage accelerator for iGaming. We believe that Mr. Bradtke’s extensive experience in senior management roles at iGaming companies, his broad knowledge of all aspects of iCasino operations, marketing, finance and industry trends, make him well qualified to be a member of our board of directors.

Jonas Martensson has been one of our directors since June 2023. Mr. Martensson has substantial board level experience in a number of important verticals for XLMedia in addition to both corporate and capital markets exposure across the Nordics. He is currently CEO of Mojang AB, a Swedish video game developer and publisher acquired by Microsoft in 2014. Mojang is best known for creating the popular independent game, Minecraft and continues to update and support the game across multiple platforms. Previously, Mr. Martensson founded betting operator Mobilbet.com, which was sold in 2016. Prior to this, Mr. Martensson held senior roles at Betsson, latterly in Betsson Technologies AB, as Head of Mobile responsible for strategy and execution of all mobile activities across the 28 group brands. We believe that Mr. Martensson’s extensive experience as an entrepreneur and in senior management roles at gaming companies, his broad knowledge of all aspects of mobile, betting and other iGaming operations, marketing, finance and industry trends, make him well qualified to be a member of our board of directors.

David Weild IV served as an adviser to the Company from September 2022 to October 2024 and as one of our independent directors following the completion of our initial public offering in October 2024. He is the founder, chairman and chief executive officer of Weild & Co., Inc., founded in 2012, and parent company of the investment banking firm Weild Capital, LLC. Prior to Weild & Co., Mr. Weild was vice chairman at Nasdaq, president of PrudentialFinancial.com and head of corporate finance and equity capital markets at Prudential Securities, Inc. Mr. Weild holds an M.B.A. from the Stern School of Business and a B.A. from Wesleyan University. Mr. Weild currently serves on the board of, INX, LTD and recently joined the board of the charity Dignity Beyond Borders which creates safe and inclusive global communities for survivors of traumatic loss. Mr. Weild has served as a director of BioSig Technologies, Inc. from May 2015 until February 2024 and previously served on the boards of PAVmed and Scopus BioPharma. From September 2010 to June 2011, Mr. Weild served on the board of Helium.com, until it was acquired by R.R. Donnelly & Sons Co. Since 2003, Mr. Weild was a director and then chairman of the board of the 9-11 charity Tuesday’s Children. He became chairman emeritus in late 2016. Mr. Weild brings extensive financial, economic, stock exchange, capital markets, regulatory, legislative and small company expertise to our Board gained throughout his career on Wall Street. He is a recognized expert in capital markets and has spoken at the White House, Congress, the SEC, the Organization for Economic Co-operation and Development and the G-20 on how market structure can be bettered to improve capital formation and economic growth. He is referred to as the “father” of the Jumpstart Our Business Startups Act (JOBS) based on the role he played in drafting the legislation. The Act served as the foundation for securities crowdfunding, generally solicited private placements, emerging growth company IPOs, Reg. A+ offerings, Testing the Waters, and a host of other improvements to U.S. capital markets that contribute to the growth in ecosystems that spur access to capital and drive innovation. Mr. Weild’s service at Nasdaq, his recognized expertise in capital markets including extensive experience in aiding private and public company financing, his knowledge of corporate governance and service on boards of directors, including service as an audit committee chair for a Nasdaq-listed company, will make him a well-qualified member of our board of directors.

Election of Officers and Family Relationships

Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that will apply to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on the investor relations page of our corporate website https://ir.highroller.com/corporate-governance/governance-documents. We intend to post any amendments to our code of business conduct and ethics, or any waivers thereto, on our corporate website, or in filings under the Exchange Act.

Board of Directors

Director Independence

Our board of directors has undertaken a review of the independence of each director and considered whether each director has a material relationship with us that could compromise or impair such director’s ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, our board of directors has determined that each of Kristen Britt, Jonas Martensson, and David Weild, are “independent directors” as defined under the applicable rules and regulations of the Securities and Exchange Commission, or SEC, and the listing requirements and rules of NYSE American.

Committees of the Board of Directors

Our board of directors has established an audit committee, a compensation committee and a nominating and governance committee, each of which will have the composition and responsibilities described below. Our board of directors will appoint a chair of each committee upon its establishment. Members will serve on these committees until their resignation or as otherwise determined by our board of directors.

Audit Committee

The members of our audit committee are David Weild, Kristen Britt and Jonas Martensson. Our board of directors has determined that each of these persons satisfies the requirements for independence and financial literacy under the rules and regulations of NYSE American and the SEC. Our board of directors has also determined that David Weild qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of NYSE American. The audit committee will be responsible for, among other things:

●	appointing, overseeing, and if need be, terminating any independent registered public accounting firm;

●	assessing the qualification, performance and independence of our independent registered public accounting firm;

●	reviewing the audit plan and pre-approving all audit and non-audit services to be performed by our independent registered public accounting firm;

●	reviewing our financial statements and related disclosures;

●	reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures;

●	reviewing our overall risk management framework;

●	overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;

●	reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports;

●	reviewing and approving related person transactions; and

●	preparing the audit committee report that the SEC requires in our annual proxy statement.

Our audit committee operates under a written charter, adopted by our board of directors, which satisfies the applicable rules and regulations of the SEC and the applicable listing standards of NYSE American.

Compensation Committee

The members of our compensation committee are Kristen Britt, Jonas Martensson and David Weild. Our board of directors has determined that each of these non-employee directors meets the requirements for independence under the rules of NYSE American and the SEC. The compensation committee will be responsible for, among other things:

●	reviewing the elements and amount of total compensation for all officers;

●	formulating and recommending any proposed changes in the compensation of our Chief Executive Officer for approval by the board;

●	reviewing and approving any changes in the compensation for officers, other than our Chief Executive Officer;

●	administering our equity compensation plans;

●	reviewing annually our overall compensation philosophy and objectives, including compensation program objectives, target pay positioning and equity compensation; and

●	preparing the compensation committee report that the SEC will require in our annual proxy statement.

Our compensation committee operates under a written charter, adopted by our board of directors, which satisfies the applicable rules and regulations of the SEC and the applicable listing standards of NYSE American.

Nominating and Governance Committee

The members of our nominating and governance committee are Kristen Britt, Jonas Martensson and David Weild. Our board of directors has determined that each of these non-employee directors meets the requirements for independence under the rules of NYSE American for service on this committee. The nominating and governance committee will be responsible for, among other things:

●	evaluating and making recommendations regarding the composition, organization and governance of our board of directors and its committees,

●	identifying, recruiting and nominating director candidates to the board if and when necessary;

●	evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees,

●	reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations, and

●	reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

Our nominating and governance committee operates under a written charter adopted by our board of directors, which satisfies the applicable listing standards of NYSE American.

Compensation Committee Interlocks and Insider Participation

None of the prospective members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers who will serve on our compensation committee or our board of directors.

Limitation on Liability and Indemnification Matters

Our amended and restated Certificate of Incorporation contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, none of our directors will be personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

●	the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the corporation has been rebutted; and

●

it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

We have entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides for indemnification and advancements by High Roller of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to High Roller or, at our request, service to other entities, as officers or directors to the maximum extent permitted by applicable law.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling the registrant pursuant to the foregoing provisions, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

●

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

●

being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●

being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Insider Trading Policy

The Company has adopted an insider trading policy governing the purchase, sale, and/or other disposition of its securities by its directors, officers, employees and independent contractors that the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to the Company.

Directors, executive officers, employees and other related persons may not buy, sell or engage in other transactions in the Company’s shares while aware of material non-public information; buy or sell securities of other companies while aware of material non-public information about those companies that they became aware of as a result of business dealings between the Company and those companies; or disclose material non-public information to any unauthorized persons outside of the Company. The policy also restricts trading and other transactions for a limited group of Company employees (including executives and directors) to defined window periods that follow the Company's quarterly earnings releases. A copy of such policy is filed hereto as Exhibit 19.1.

Item 11. EXECUTIVE COMPENSATION

All of our current named executive officers will be eligible to participate in our employee benefit and insurance plans, in each case on the same basis as all of our other employees. The following table sets forth information regarding each element of compensation (in thousand) that was paid or awarded to the named executive officers of the Company for the years ended December 31, 2024 and 2023.

					All Other
		Salary	Bonus	Stock	Compensation	Total
Name and Principal Positions	Year	($)	($)	Awards (3)	($) (4)	($)

Michael Cribari
Chief Executive Officer (1)	2024	—	—	—	—	—
	2023	—	—	—	—	—
Ben Clemes
Chief Executive Officer (1)	2024	246	—	1,423	18	1,687
	2023	—	—	—	—	—
Idan Levy
Chief Executive Officer, Ellmount Entertainment Ltd (2)	2024	146	35	—	—	181
	2023	351	85	993	—	1,429

Matt Teinert
Chief Financial Officer (3)	2024	200	36	927	18	1,181
	2023	121	12	—	12	145

(1)	Mr. Cribari was succeeded by Ben Clemes as Chief Executive Officer effective January 2024.

(2)	Idan Levy was appointed Chief Executive Officer of Ellmount Entertainment Ltd effective May 2022 and resigned effective April 2, 2024.

(3)

Amounts reported represent the aggregate grant date fair value of all equity awards made in the applicable year as computed in accordance with FASB ASC Topic 718. Such grant date fair values do not take into account any estimated forfeitures related to service-based vesting conditions and these amounts do not necessarily correspond to the actual value that may be recognized by the executives from these awards. The Company amended Mr. Levy’s stock option agreement on March 8, 2023, to provide for restricted stock units in lieu of the stock options awarded in 2022. See “Employment Agreements.”

(4)	Matt Teinert was appointed our Chief Financial Officer effective May 2023. All other compensation includes reimbursement of health insurance costs to Mr. Teinert.

Compensation Clawback Policy

In March 2024 our board of directors adopted a Compensation Clawback Policy in accordance with applicable NYSE American rules (the “Clawback Policy”). The Clawback Policy provides that we will recover reasonably promptly the amount of erroneously awarded incentive-based compensation to any current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period

Employment Agreements

In May 2022 we entered into an employment agreement with Idan Levy by which Mr. Levy was appointed Chief Executive Officer of our operating subsidiaries, effective September 1, 2022, at a base gross salary of 320 thousand euros per year with a guaranteed annual bonus of 30 thousand euros. Under the terms of the employment agreement Mr. Levy was entitled to a performance bonus of up to 30% of his annual salary subject to our achieving 10% revenue growth and EBITDA per calendar quarter. Mr. Levy is entitled to participate in regular health insurance and other employee benefit plans as established by us. Effective September 1, 2022 we also granted Idan Levy a non-qualified stock option to:

●

purchase up to 55,599 shares of common stock at the initial public offering price which shall vest in twelve installments of three months each commencing on the one-year anniversary of the grant date; and

●

purchase up to an additional 55,599 shares of common stock at the Exercise Price, with vesting subject to the Company’s accomplishing the following annual milestones; (i) 18,533 options shall vest upon our reporting net revenue of at least $50 million for the year ending December 31, 2023, (ii) 18,533 options shall vest upon reporting net revenue of at least $100 million for the rear ending December 31, 2024 and (iii) 18,533 options shall vest upon our reporting net revenue of at least $150 million for the year ending December 31, 2025. To the extent that an annual milestone is not met in either the year ending December 31, 2023 or the year ending December 31, 2024, the annual milestone options shall also vest if the annual milestones are met on a cumulative basis in the subsequent year or years.

In March 2023, we amended Mr. Levy’s stock option agreement to provide him with 55,559 restricted stock units, or RSUs, in lieu of options, of which 17,375 RSUs vested as of December 31, 2023. Thereafter, commencing January 2024 his remaining 38,184 RSUs shall vest in equal monthly installments over the successive 33 months. An additional 55,599 RSUs shall vest as follows: (i) 18,533 RSUs upon Company generating net gaming revenue, or NGR, of at least 31 million euro for the fiscal year ended December 31, 2023, (ii) 18,533 upon Company generating NGR of at least 91 million Euro for the fiscal year ended December 31, 2024 and (iii) 18,533 upon Company generating NGR of at least 150 million Euro for the fiscal year ended December 31, 2025. To the extent that an annual NGR milestone was not met in either the fiscal year ended December 31, 2023 or the fiscal year ended December 31, 2024, these milestone-based RSUs would nevertheless vest if the annual NGR milestones are met on a cumulative basis in any subsequent year or years provided that these RSUs which have not met the milestone vesting criteria as of December 31, 2025 shall expire and have no further validity. We have defined “net gaming revenue” to mean customer derived revenue from all of our online sites after customer wins, bonuses, promotions as determined by generally accepted accounting principles in the United States. Effective April 2, 2024 Mr. Levy resigned from all positions with our operating subsidiaries. As part of our separation agreements, we agreed to pay Mr. Levy 88 thousand Euros, inclusive of accrued bonus, plus accrued vacation leave and to affirm the vesting of a total additional 2,316 RSUs for the months of April and May 2024. All remaining unvested RSUs under his agreements with us terminate and have no further validity. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Effective May 18, 2023, we entered into an offer letter with Matt Teinert by which he was appointed our Chief Financial Officer at a base salary of $200 thousand with an annual cash bonus of $20 thousand and an additional quarterly cash bonus of $5 thousand based on certain performance indicators. Mr. Teinert was also granted a stock option to purchase 30,000 shares of our common stock at a strike price of $6.33 and 10,000 time-based restricted stock units, subject to continued service. One third of the options and units shall vest May 1, 2024 and the remainder vests ratably quarterly over the two years following the initial vest. Mr. Teinert is entitled to participate in regular health insurance and other employee benefit plans as established by us and pending our establishment of a group health plan we have agreed to provide him with a health insurance allowance of up to $2 thousand per month. Mr. Teinert’s employment is not for a specific term, is “at will” and either we or he may terminate the employment relationship with or without cause at any time.

Effective December 5, 2023, we entered into an offer letter with Ben Clemes by which he was appointed our Chief Executive Officer at a base salary of $246 thousand, payment of which has been deferred until June 30, 2024. Mr. Clemes will also be eligible to receive awards in an annual cash bonus program the terms of which will be determined by the Board of Directors in its sole discretion.

Effective January 1, 2024, the Company hired Ben Clemes to serve as its Chief Executive Officer. In connection with his employment, the Company issued 121,623 RSUs vesting as follows: (i) 15,203 on January 1, 2024, (ii) 15,203 on February 12, 2024, (iii) 10,135 in equal annual installments on each of January 1, 2025, 2026 and 2027, respectively, (iv) 30,406 upon the Company generating specified net gaming revenue targets for the year ending December 31, 2024, and (v) 30,406 upon the Company generating specified net gaming revenue targets for the year ending December 31, 2025.

All of Mr. Clemes’ unvested RSUs shall vest on earlier of (i) a change of control of the Company or (ii) if, in connection with our closing of an acquisition of a gaming license, domain name, iGaming assets such as those related to lotteries, sports betting, and other similar operations, whether in the nature of B2B or B2C, the parties mutually agree that Mr. Clemes shall step down as Chief Executive Officer in favor of a successor. Except as explicitly noted his offer letter, unvested RSUs shall expire and be of no further validity upon Mr. Clemes ceasing to be our Chief Executive Officer. Moreover, we agreed that the Company shall retain the right to repurchase Mr. Clemes’ vested RSUs for $50 thousand if the Company has not completed its initial public offering within 60 days after he has ceased to be our Chief Executive Officer.

For the purpose of Mr. Clemes offer letter “change of control” shall mean any “person” (as the term is used in Rule 13d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or “group” (as defined in Sections 3(a)(9) and 13(d)(3) of the Exchange Act), other than current principal shareholders of the Company, persons or entities affiliated with them, becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of voting securities of Company, representing 50% or more of Company’s outstanding voting securities entitled to vote generally in the election of directors of the Company.

Mr. Clemes is entitled to participate in regular health insurance and other employee benefit plans as established by us and pending our establishment of a group health plan we have agreed to provide him with a health insurance allowance of up to $2 thousand per month. Mr. Clemes’ employment is not for a specific term, is “at will” and either we or he may terminate the employment relationship with or without cause at any time.

Non-Equity Incentive Plan Compensation

We do not provide a non-equity compensation plan for our employees.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2024, for our named executive officers.

Outstanding Equity Awards
(dollars in thousands)	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Ben Clemes (Chief Executive Officer)	—	200	5.2	12/19/2034	105	461
Matthew Teinert (Chief Financial Officer)	15	15	6.33	1/17/2034	55	240
Matthew Teinert (Chief Financial Officer)	0	150	5.2	12/19/2034	—	—

Compensation of Directors

Non-Officer Director Compensation

At December 31, 2024, we have accrued an aggregate of $23 thousand for the services of certain non-officer members of our board of directors which was charged to general and administrative expenses during the year ended December 31, 2024  Beginning July 1, 2024, each of our non-officer directors are entitled to receive an annual retainer of $36,000 for their services on the board of directors. The chairman of our board will receive an additional annual retainer of $35 thousand. In addition to the annual retainer, the compensation of each non-officer board member will consist of committee service payments (payable quarterly in arrears) as follows:

●	Audit Committee Chair $15 thousand
●	Audit Committee Member $8 thousand
●	Compensation Committee Chair $10 thousand
●	Compensation Committee Member $5 thousand
●	Nominating and Governance Chair $7 thousand
●	Nominating and Governance Member $4 thousand

In addition to cash compensation, the Company has provided each of its non-officer directors options to acquire 15,000 shares of common stock exercisable at $5.20 per share and having a ten-year term vesting on October 31, 2025. The Company intends to establish an equity-based compensation program for its non-employee independent directors in the future.

The following table sets forth the summary compensation information (in thousands) for each of our non-employee directors for the fiscal year ended December 31, 2024:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Bradtke	36	—	87	—	—	—	123
Kristen Britt	40	—	87	—	—	—	127
Jonas Martensson	39	—	87	—	—	—	126
Michael Cribari	12	—	49	—	—	—	61
Brandon Eachus	6	—	49	—	—	—	55
David Wield	6	—	48	—	—	—	54

Directors Service Contracts

There are no arrangements or understandings between us, on the one hand, and any of our directors, on the other hand, providing for benefits upon termination of their employment or service as directors of our Company.

Policies and Practices related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information (“MNPI”)

The Company has a strict policy of not issuing options or allowing its insiders to conduct stock trades at times, subject to any allowable trades that might occur pursuant to a 10b5-1 Trading Plan, where MNPI is known or a material transaction is anticipated to occur. Each insider and employee of the Company is required to read and sign the Company’s Insider Trading Policy as attached hereto as Exhibit 19.1, which prescribes certain set periods that prohibit insider trading. Other than as established for black-out periods associated with our quarterly and annual financial statement filings, our executive management will also issue notices of black-out trading periods if they are aware of material transactions which they anticipate closing.

The timing of equity award grants is determined with consideration to a variety of factors, including but not limited to, the achievement of pre-established performance targets, market conditions and internal milestones. The Company does not follow a predetermined schedule for the granting of equity awards; instead, each grant is considered on a case-by-case basis to align with the Company’s strategic objectives and to ensure the competitiveness of our compensation packages.

In determining the timing and terms of an equity award, the Board or the Compensation Committee may consider MNPI to ensure that such grants are made in compliance with applicable laws and regulations. The Board’s or the Compensation Committee’s procedures to prevent the improper use of MNPI in connection with the granting of equity awards include oversight by legal counsel and, where appropriate, delaying the grant of equity awards until the public disclosure of such MNPI.

The Company is committed to maintaining transparency in its executive compensation practices and to making equity awards in a manner that is not influenced by the timing of the disclosure of MNPI for the purpose of affecting the value of executive compensation. The Company regularly reviews its policies and practices related to equity awards to ensure they meet the evolving standards of corporate governance and continue to serve the best interests of the Company and its stockholders.

In the year ended December 31, 2024, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our shares as of March20, 2025 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding shares; (ii) each of our directors and executive officers individually; and (iii) all of our executive officers and directors as a group.

All of our shareholders, including the shareholders listed below, have the same voting rights attached to their shares of common stock. Unless otherwise noted below, each director’s, officer’s and shareholder’s address is care of High Roller Technologies, Inc., 400 South 4th Street, Suite 500-#390, Las Vegas, Nevada 89101.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficial Ownership
Holders of more than 5% of our voting securities:
Cascadia Holdings Limited (1)	2,588,395	30.31%
OEH Invest AB (2)	2,010,631	23.55%
Spike Up Media A.B. (3)	771,560	9.04%
Legendman Investments Limited (4)	503,731	5.90%
Directors and Executive Officers who are not 5% holders:
Michael Cribari	31,250 (1)(3)(10)	(1)(3)(10)
Brandon Eachus	31,250 (1)(3)(10)	(1)(3)(10)
Ben Clemes (5)	65,353	0.78%
Matt Teinert (6)	22,000	0.26%
Kristin Britt (7)	16,318	0.20%
Daniel Bradtke (8)	129,305	1.55%
Jonas Martensson (9)	10,000	0.12%
All directors and executive officers as a group (7 persons) (10)	305,476	3.66%

* Less than 1%

(1) Cascadia is owned by Michael Cribari and Brandon Eachus who are directors of the Company, and by Jeffrey Smith, who may be deemed to have joint voting and joint dispositive power over the shares held by Cascadia.

(2) Oskar Hornell, an individual residing in Sweden, is the sole beneficial owner of OEH Invest AB and has ultimate voting and dispositive control over the shares of common stock held by OEH Invest AB. OEH sold 454,903 shares of common stock to Cascadia effective June 2022 and received a pledge of those securities as security for the balance owing on that purchase.

(3) Includes 732,388 shares of common stock, after giving effect to 100,579 shares received as part of the Happy Hour Distributions (defined in note 4 below) and 39,172 shares of common stock issuable upon exercise of warrants. See “Certain Relationships and Related Party Transactions.” Spike Up Media A.B. is a subsidiary of Ellmount Interactive A.B. which is owned by Cascadia and OEH. Michael Cribari, Brandon Eachus, and Jeffrey Smith as owners of Cascadia and Oskar Hornell as owner of OEH, may be deemed to have joint voting and joint dispositive power over the shares of common stock of the Company held by Spike Up Media.

(4) Robin Reed, a former director of the Company, is the sole beneficial owner of Legendman Investments Limited (“Legendman”) and has sole voting and dispositive power over the shares held by Legendman. In August 2024 Happy Hour Entertainment Holdings Ltd distributed to its equity holders, including Legendman, all shares of the Company owned by Happy Hour (the “Happy Hour Distributions”). Legendman’ s shares listed in this table were received as part of the Happy Hour Distributions.

(5) Includes 24,697 shares received as part of the Happy Hour Distributions and 30,406 RSUs that vested as of April 5, 2024. See “Executive Compensation-Employment Agreements”.

(6) Includes an option to purchase 12,500 shares of common stock of the Company and 4,167 RSUs that are currently vested and exercisable; and an option to purchase 2,500 shares of common stock of the Company and 833 RSU's vesting within 60 days of the date of this Annual Report.

(7) Includes an option to purchase 16,318 shares of common stock of the Company.

(8) Includes 119,305 shares received as part of the Happy Hour Distributions and an option to purchase 10,000 shares of common stock of the Company.

(9) Includes an option to purchase 10,000 shares of common stock of the Company.

(10) Number of shares includes joint beneficial ownership by Michael Cribari and Brandon Eachus, directors of the Company, of shares of common stock of the Company held by Cascadia and indirect joint beneficial ownership of shares of common stock of the Company held by Spike Up Media. See footnotes (1) and (3) above.

Securities Authorized for Issuance under Equity Compensation Plans

Our board of directors adopted a 2024 Equity Incentive Plan referred to herein as our “Plan” which is summarized below. Our Plan provides for the grant of incentive stock options, or ISOs, within the meaning of section 422(b) of the Internal Revenue Code of 1986, as amended, or the Code, to employees, including employees of any parent or subsidiary, and for the grant of non-statutory stock options, or NSOs, stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards and other forms of awards to employees, directors and consultants, including employees and consultants of our affiliates.

Authorized Shares. Initially, the maximum number of shares of our common stock that may be issued under our Plan after it becomes effective will not exceed 1,700,000 shares of our common stock.

Plan administration. Our board of directors, or a duly authorized committee of our board of directors, will administer our Plan and is referred to as the “plan administrator” in this Annual Report. Our board of directors may also delegate to one or more of our officers the authority to (i) designate employees (other than officers) to receive specified stock awards and (ii) determine the number of shares subject to such stock awards. Under our Plan, our board of directors will have the authority to determine award recipients, grant dates, the numbers and types of stock awards to be granted, the applicable fair market value, and the provisions of each stock award, including the period of exercisability and the vesting schedule applicable to a stock award.

Stock options. ISOs and NSOs are granted under stock option agreements adopted by the plan administrator. The plan administrator determines the exercise price for stock options, within the terms and conditions of the Plan, provided that the exercise price of a stock option generally cannot be less than 100% of the fair market value of our common stock on the date of grant. Options granted under the Plan vest at the rate specified in the stock option agreement as determined by the plan administrator.

The plan administrator will determine the term of stock options granted under the Plan, up to a maximum of 10 years. Unless the terms of an option holder’s stock option agreement, or other written agreement between us and the recipient approved by the plan administrator, provide otherwise, if an option holder’s service relationship with us or any of our affiliates ceases for any reason other than disability, death or cause, the option holder may generally exercise any vested options for a period of three months following the cessation of service. This period may be extended in the event that exercise of the option is prohibited by applicable securities laws. If an option holder’s service relationship with us or any of our affiliates ceases due to death, or an option holder dies within a certain period following cessation of service, the option holder or a beneficiary may generally exercise any vested options for a period of 18 months following the date of death. If an option holder’s service relationship with us or any of our affiliates ceases due to disability, the option holder may generally exercise any vested options for a period of 12 months following the cessation of service. In the event of a termination for cause, options generally terminate upon the termination date. In no event may an option be exercised beyond the expiration of its term.

Acceptable consideration for the purchase of common stock issued upon the exercise of a stock option will be determined by the plan administrator and may include (i) cash, check, bank draft or money order, (ii) a broker-assisted cashless exercise, (iii) the tender of shares of our common stock previously owned by the option holder, (iv) a net exercise of the option if it is an NSO or (v) other legal consideration approved by the plan administrator.

After the termination of service of an employee, director or consultant, he or she may exercise his or her option for the period of time stated in his or her option agreement. Generally, if termination is due to death or disability, the option will remain exercisable for 12 months. In all other cases, the option will generally remain exercisable for thirty days following the termination of service (subject to extension upon approval of the Plan administrator). However, in no event may an option be exercised later than the expiration of its term. Subject to the provisions of our Plan, the plan administrator determines the other terms of options.

Non-transferability of awards. Unless the plan administrator provides otherwise, our Plan generally will not allow for the transfer of awards except by will or the laws of descent and distribution. Subject to approval of the plan administrator or a duly authorized officer, an option may be transferred pursuant to a domestic relations order, official marital settlement agreement or other divorce or separation instrument.

Tax Limitations on ISOs. The aggregate fair market value, determined at the time of grant, of our common stock with respect to ISOs that are exercisable for the first time by an award holder during any calendar year under all of our stock plans may not exceed $100 thousand. Options or portions thereof that exceed such limit will generally be treated as NSOs. No ISO may be granted to any person who, at the time of the grant, owns or is deemed to own stock possessing more than 10% of our total combined voting power or that of any of our parent or subsidiary corporations unless (i) the option exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and (ii) the term of the ISO does not exceed five years from the date of grant.

Restricted Stock Unit Awards. Restricted stock unit awards will be granted under restricted stock unit award agreements adopted by the plan administrator. Restricted stock unit awards may be granted in consideration for any form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. A restricted stock unit award may be settled by cash, delivery of stock, a combination of cash and stock as deemed appropriate by the plan administrator or in any other form of consideration set forth in the restricted stock unit award agreement. Additionally, dividend equivalents may be credited in respect of shares covered by a restricted stock unit award. Except as otherwise provided in the applicable award agreement, or other written agreement between us and the recipient approved by the plan administrator, restricted stock unit awards that have not vested will be forfeited once the participant’s continuous service ends for any reason.

Restricted Stock Awards. Restricted stock awards will be granted under restricted stock award agreements adopted by the plan administrator. A restricted stock award may be awarded in consideration for cash, check, bank draft or money order, past or future services to us or any other form of legal consideration that may be acceptable to our board of directors and permissible under applicable law. The plan administrator determines the terms and conditions of restricted stock awards, including vesting and forfeiture terms. If a participant’s service relationship with us ends for any reason, we may receive any or all of the shares of common stock held by the participant that have not vested as of the date the participant terminates service with us through a forfeiture condition or a repurchase right.

Stock Appreciation Rights. Stock appreciation rights will be granted under stock appreciation right agreements adopted by the plan administrator. The plan administrator determines the purchase price or strike price for a stock appreciation right, which generally cannot be less than 100% of the fair market value of our common stock on the date of grant. A stock appreciation right granted under the Plan vests at the rate specified in the stock appreciation right agreement as determined by the plan administrator. Stock appreciation rights may be settled in cash or shares of common stock or in any other form of payment as determined by the Board and specified in the stock appreciation right agreement.

The plan administrator will determine the term of stock appreciation rights granted under the Plan, up to a maximum of 10 years. If a participant’s service relationship with us or any of our affiliates ceases for any reason other than cause, disability or death, the participant may generally exercise any vested stock appreciation right for a period of three months following the cessation of service. This period may be further extended in the event that exercise of the stock appreciation right following such a termination of service is prohibited by applicable securities laws. If a participant’s service relationship with us, or any of our affiliates, ceases due to disability or death, or a participant dies within a certain period following cessation of service, the participant or a beneficiary may generally exercise any vested stock appreciation right for a period of 12 months in the event of disability and 18 months in the event of death. In the event of a termination for cause, stock appreciation rights generally terminate immediately upon the occurrence of the event giving rise to the termination of the individual for cause. In no event may a stock appreciation right be exercised beyond the expiration of its term.

Performance Awards. The Plan will permit the grant of performance awards that may be settled in stock, cash or other property. Performance awards may be structured so that the stock or cash will be issued or paid only following the achievement of certain pre-established performance goals during a designated performance period. Performance awards that are settled in cash or other property are not required to be valued in whole or in part by reference to, or otherwise based on, the common stock.

The performance goals may be based on any measure of performance selected by the board of directors. The performance goals may be based on company-wide performance or performance of one or more business units, divisions, affiliates or business segments, and may be either absolute or relative to the performance of one or more comparable companies or the performance of one or more relevant indices. Unless specified otherwise by the board of directors at the time the performance award is granted, the board will appropriately make adjustments in the method of calculating the attainment of performance goals as follows: (i) to exclude restructuring and/or other nonrecurring charges; (ii) to exclude exchange rate effects; (iii) to exclude the effects of changes to generally accepted accounting principles; (iv) to exclude the effects of any statutory adjustments to corporate tax rates; (v) to exclude the effects of items that are “unusual” in nature or occur “infrequently” as determined under generally accepted accounting principles; (vi) to exclude the dilutive effects of acquisitions or joint ventures; (vii) to assume that any portion of our business which is divested achieved performance objectives at targeted levels during the balance of a performance period following such divestiture; (viii) to exclude the effect of any change in the outstanding shares of our common stock by reason of any stock dividend or split, stock repurchase, reorganization, recapitalization, merger, consolidation, spin-off, combination or exchange of shares or other similar corporate change or any distributions to common stockholders other than regular cash dividends; (ix) to exclude the effects of stock based compensation and the award of bonuses under our bonus plans; (x) to exclude costs incurred in connection with potential acquisitions or divestitures that are required to be expensed under generally accepted accounting principles; and (xi) to exclude the goodwill and intangible asset impairment charges that are required to be recorded under generally accepted accounting principles.

Other Stock Awards. The plan administrator may grant other awards based in whole or in part by reference to our common stock. The plan administrator will set the number of shares under the stock award (or cash equivalent) and all other terms and conditions of such awards.

Certain adjustments. In the event of certain changes in our capitalization, to prevent diminution or enlargement of the benefits or potential benefits available under our Plan, the plan administrator will adjust the number and class of shares that may be delivered under our Plan and/or the number, class and price of shares covered by each outstanding award and the numerical share limits set forth in our Plan. In the event of our proposed liquidation or dissolution, the plan administrator will notify participants as soon as practicable and all awards will terminate immediately prior to the consummation of such proposed transaction.

Merger or change in control. Awards granted under the Plan may be subject to acceleration of vesting and exercisability upon or after a change in control (as defined in the Plan) as may be provided in the applicable stock award agreement or in any other written agreement between us or any affiliate and the participant, but in the absence of such provision, no such acceleration will automatically occur.

Amendment, termination. Our board of directors has the authority to amend, suspend or terminate our Plan, provided that such action does not materially impair the existing rights of any participant without such participant’s written consent. Certain material amendments also require the approval of our stockholders. No ISOs may be granted after the tenth anniversary of the date our board of directors adopts our Plan. No stock awards may be granted under our Plan while it is suspended or after it is terminated.

As of December 31, 2024, 673 shares of common stock were reserved and available for issuance under the 2024 Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,027,292	$3.98	672,708
December 31, 2024 Total	1,027,292		672,708

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions or series of transactions since January 1, 2022 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120 thousand, and in which any of our directors, executive officers or persons whom we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

As of October 21, 2021, Happy Hour Solutions Ltd., a company registered in Cyprus, the holder of an Estonian gaming license and a subsidiary of Happy Hour Entertainment Ltd., one of our principal shareholders, entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical and solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. Pending receipt of an Estonian gaming license for which we intend to apply, we entered into several agreements with Happy Hour Solutions Ltd., including:

●	a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain;
●

a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

●

in March 2024 an Online Gaming Operations Agreement, by which as further described therein we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

We were formed as a Delaware corporation in December 2021 and issued 4,549,026 shares of our common stock to Ellmount Interactive AB, a corporation organized in Sweden (“Ellmount Interactive”). Ellmount Interactive assigned to us, for a nominal consideration, 100% of the shares of its wholly owned subsidiary, Ellmount Entertainment Ltd, a corporation registered in Malta, which owned and operated our legacy iGaming operations under the Casino Room domain name. Ellmount Interactive effective December 30, 2021 assigned these 4,549,026 shares to its shareholders, OEH Invest A.B, a corporation organized in Sweden, and Cascadia Holdings Ltd., a corporation registered in Malta. OEH Invest is beneficially owned by Oskar Hornell and Cascadia Holdings is beneficially owned by our founders, Brandon Eachus, Michael Cribari and Jeffrey Smith. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

In 2021 Spike Up Media AB, a Swedish corporation wholly owned by Ellmount Interactive, our former parent, entered into a domain license agreement by which Spike Up Media was the licensor and HR Entertainment, Ltd, a BVI corporation, was licensee of the domain name “HighRoller.com.” HR Entertainment agreed to purchase the domain name for €3.0 million ($3.2 million), which shall be paid in arrears each calendar quarter in an amount equaling 2% of the licensee’s net revenue. Licensee may pay the balance owing on the purchase price in cash at any time. Quarterly payments commenced as of April 1, 2022 with respect to revenue generated in the calendar quarter ended March 31, 2022. As of December 31, 2024 and 2023, the total amount due to Spike Up includes$1.9 million and $2.7 million, respectively, related to the HighRoller.com domain name purchase.

For the years ended December 31, 2024 and 2023, the Company generated revenues of$3.6 million and $1.1 million respectively, related to the services performed for Interactive and Spike Up for the Company, which was included in net revenues in the consolidated statements of operations.

For the years ended December 31, 2024 and 2023, the Company recognized $737 thousand and $1.6 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the consolidated statements of operations. For the years ended December 31, 2024 and 2023, the Company also incurred other costs from Spike Up that were included in the consolidated statement of operations, consisting of $621 thousand and $459 thousand included in general and administrative expenses, $2.6 million and $4.2 million included in direct operating costs, and respectively.

For the years ended December 31, 2024 and 2023, the Company recognized an immaterial amount in both periods for services performed by Interactive for the Company which was included in general and administrative expenses in the consolidated statements of operations.

Pursuant to that certain Securities Acquisition Agreement dated February 25, 2022 the Company acquired 3,500 shares of capital stock constituting 35% of the outstanding shares of HR Entertainment from Happy Hour in exchange for (i) 505,447 shares of our common stock and (ii) a further earnout consideration of 505,447 shares of our common stock provided that and subject to our online gaming brands and casino operations shall have achieved the equivalent of €1.5 million ($1.62 million) net gaming revenue with profitability generated for at least three consecutive months prior to the one year anniversary of the closing date that was to occur no later than five business days after the date of the agreement. The agreement defined “net gaming revenue” to mean customer derived revenue from all online sites after customer wins, bonuses, promotions as determined by U.S. GAAP. The Company has determined that the terms of the earnout requirements have been met as of September 30, 2022. By further agreement of the parties Happy Hour and the Company have adjusted the earnout consideration retroactively to 758,172 shares of common stock to reflect the original intent of the parties to provide Happy Hour with a 20% interest in High Roller upon achievement of the earnout terms.

Spike Up Media LLC is a wholly owned subsidiary of Spike Up Media AB, which is a wholly owned subsidiary of Ellmount Interactive AB. Cascadia Holdings LTD and OEH Invest AB own 66.9% and 33.1% of Ellmount Interactive AB respectively. Jeffrey Smith, Brandon Eachus and Michael Cribari own 30.43%, 30.43% and 39.14% of Cascadia Holdings LTD respectively. OEH Invest AB is a wholly owned subsidiary of OEH Forvaltning AB whose sole equity holder is Oskar Hornell. WKND is a wholly owned subsidiary of Happy Hour Entertainment Holdings Ltd. Daniel Bradtke, one of our directors, is the chief financial officer and a shareholder of Happy Hour Entertainment Holdings. Spike-Up Media owns less than 10% of Happy Hour Entertainment Holdings. Please see the Group Ownership Structure chart on page 5 for additional information.

In or about early March 2022 Spike Up Media transferred 6,500 shares of HR Entertainment to Ellmount Interactive which later that month assigned and transferred to us, for a nominal consideration of $7 thousand, all its right title and interest in 6,500 shares of capital stock constituting 65% of the outstanding shares of HR Entertainment. As a result of our acquiring these shares from Ellmount Interactive and Happy Hour we own 100% of HR Entertainment. Prior to completion of the March 2022 transfer of shares, during January and February 2022, Spike Up Media paid approximately €600 thousand ($636 thousand), to HR Entertainment Ltd. as an investment.

Effective June 30, 2022, the Company granted Spike Up Media warrants to purchase 39,172 shares of common stock at a strike price of $2.37 per share. Spike Up Media may exercise these warrants at any time through 5:00 p.m. Pacific time on June 30, 2027.

In June 2023 the Company entered into a debt conversion agreement with Ellmount Interactive A.B. and Spike Up Media A.B. pursuant to which we issued 631,809 shares of common stock, at $7.91 per share, to Spike Up in exchange for $5.0 million that we owed to Spike Up through June 30, 2023 for services provided to our subsidiary, HR Entertainment Ltd. Following this issuance, we owed Spike Up a balance of approximately $421 thousand that was paid in the ordinary course of business.

On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans were due and payable on or before December 31, 2024. If not paid on or before maturity the notes will accrue interest at a rate of 10% per year from the date of funds receipt. On October 28, 2024 $35 thousand of the loan was repaid, on December 20, 2024 $375 thousand of the loan was converted to common stock and the remaining balance of the loan was paid back on January 3, 2025.

Based on our experience in the business sectors in which we operate and the terms of our transactions with unaffiliated third parties, we believe that all of the transactions with affiliated parties described above were on terms which were no less favorable than those we could have obtained from parties not related to us. Our board of directors adopted a written related person transaction policy, effective March 12, 2025, setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy will cover, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120 thousand and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, WithumSmith+Brown, PC, for professional services rendered for the years ended December 31, 2024 and 2023 are set forth below:

(in thousands)	Year Ended December 31,
Fee Category	2024	2023
Audit fees (1)	$394	$310
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$394	$310

(1) Audit fees consist of fees incurred for professional services rendered for the audit of financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2) Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our financial statements but are not reported under “Audit fees.”

(3) Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4) All other fees consist of fees billed for services not associated with audit or tax.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement by and between Registrant and ThinkEquity LLC dated October 22, 2024 incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 28, 2024.

3.1(i)	Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

3.1(ii)	Certificate of Amendment to Amended and Restated Certificate of Incorporation incorporated by reference to Exhibit 3.1(ii) to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on January 18, 2024.

3.2	Bylaws of the Registrant incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

4.1	Form of Common Stock Certificate of the Registrant incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

4.2	Form of Warrant issued to ThinkEquity LLC incorporated by reference to Exhibit 4.2 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on October 7, 2024.

10.1	Form of High Roller Technologies, Inc. 2024 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to the Company’s Amendment to the Registration Statement on Form S-1 (Amendment No. 1) (No. 333-276176) filed with the SEC on January 18, 2024.

10.2	Form of Indemnification Agreement for Officers and Directors incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.3	Services Agreement Between Happy Hour and HR Entertainment Ltd incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.4	Domain Name License Agreement Between Spike Up Media AB and HR Entertainment Ltd incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.5	Independent Contractor Agreement between Ellmount Entertainment Ltd. and Kristen Britt incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.6+	Employment Agreement between Ellmount Entertainment Ltd. and Idan Levy incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.7+	Employment Agreement between Ellmount Entertainment Ltd. and Reuben Borg Caruana incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.8+	Employment Agreement between Ellmount Entertainment Ltd. and Andrew Micallef incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.9	Assignment of HR Entertainment Ltd. to the Registrant by Ellmount Interactive AB incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.10	Curacao Gaming Sublicense between HR Entertainment Ltd. and Gaming Services Provider N.V dated January 3, 2024 incorporated by reference to Exhibit 10.11 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on March 22, 2024.

10.11	Estonia Gambling License issued to Happy Hour Solutions Limited dated November 8, 2021 incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.12	iGaming Platform Agreement between HR Entertainment Ltd. and Pragmatic Solutions (IOM) Limited incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.13	Domain License Agreement between HR Entertainment Ltd. and Happy Hour Solutions Ltd. incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.14	Nominee Agreement between HR Entertainment Ltd. and Happy Hour Solutions Ltd. incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.15	Securities Acquisition Agreement between Registrant and Happy Hour Entertainment Holdings Ltd. incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.16	Services Agreement between HR Entertainment Ltd. and Ellmount Entertainment Ltd. incorporated by reference to Exhibit 10.17 to the Company’s Amendment to the Registration Statement on Form S-1 (Amendment No. 1) (No. 333-276176) filed with the SEC on January 18, 2024.

10.17	Support Services Agreement between HR Entertainment Ltd. and Ellmount Support SA incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.18	Stock Option Agreement between Registrant and Aaron A. Grunfeld incorporated by reference to Exhibit 10.19 to the Company’s Amendment to the Registration Statement on Form S-1 (Amendment No. 1) (No. 333-276176) filed with the SEC on January 18, 2024.

10.19+	Stock Option Agreement between Registrant and Idan Levy incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.20+	Stock Option Agreement between Registrant and Robert Weingarten incorporated by reference to Exhibit 10.21 to the Company’s Amendment to the Registration Statement on Form S-1 (Amendment No.1) (No. 333-276176) filed with the SEC on January 18, 2024.

10.21	Warrant issued by Registrant to Spike Up Media LLC incorporated by reference to Exhibit 10.22 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.22+	Employment Agreement between Ellmount Entertainment Ltd. and Isaac Sant incorporated by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.23+	Amendment No. 1 to Stock Option Agreement between Registrant and Idan Levy (RSUs) incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.24+	Offer Letter dated May 18, 2023 between Registrant and Matt Teinert incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.25	Debt Conversion Agreement dated June 30, 2023 between Registrant, Ellmount Interactive A.B. and Spike Up Media A.B incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.26+	Offer Letter dated December 5, 2023 between Registrant and Ben Clemes incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.27	Amendment to Securities Acquisition Agreement between Registrant and Happy Hour Entertainment Holdings Ltd. incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

10.28	Addendum to Domain License Agreement between HR Entertainment Ltd. and Happy Hour Solutions Ltd. incorporated by reference to Exhibit 10.29 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on January 18, 2024.

10.29	Online Gaming Operations Agreement between HR Entertainment Ltd. And Happy Hour Solutions Ltd. incorporated by reference to Exhibit 10.30 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on April 12, 2024.

10.30	Curacao Gaming Sub-License between Interstellar Entertainment N.V. and Gaming Services Provider N.V dated March 20, 2024 incorporated by reference to Exhibit 10.31 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on April 12, 2024.

10.31	Curacao Gaming License issued to Interstellar Entertainment N.V, dated July 16, 2024 incorporated by reference to Exhibit 10.32 to the Company’s Amendment to the Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on September 19, 2024.

14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

19.1*	Insider Trading Policy, effective July 30, 2024

21.1*	List of Subsidiaries of Registrant

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy, effective March 2024

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH ROLLER TECHNOLOGIES, INC.

Date: March 20, 2025	/s/ Ben Clemes
Ben Clemes
Chief Executive Officer
(Principal Executive Officer)

Date: March 20, 2025	/s/ Matt Teinert
Matt Teinert
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ben Clemes	Chief Executive Officer and Chairman	March 20, 2025
Ben Clemes	(Principal Executive Officer)

/s/ Matt Teinert	Chief Financial Officer	March 20, 2025
Matt Teinert	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Cribari	Chairman of the Board	March 20, 2025
Michael Cribari

/s/ Brandon Eachus	Director	March 20, 2025
Brandon Eachus

/s/ Daniel Bradtke	Director	March 20, 2025
Daniel Bradtke

/s/ Kristen Britt	Director	March 20, 2025
Kristen Britt

/s/ Jonas Martensson	Director	March 20, 2025
Jonas Martensson

/s/ David Weild IV	Director	March 20, 2025
David Weild IV