Form 10-Q
period 2025-03-31
High Roller Technologies, Inc.
filed 2025-05-15
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2024, there were 8,426,849 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q

i

NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements, about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our future results of operations or financial condition, business strategy, and plans and objectives of management for future operations are forward-looking statements.  In some cases, these statements can be identified by the use of forward-looking terminology such as “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately,” “project,” or “potential,” or negative or other variations of those terms or comparable terminology, although not all forward-looking statements contain these words.

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

ii

We have based the forward-looking statements contained in this Quarterly Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, results of operations, financial condition, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Quarterly Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in “Risk Factors” and elsewhere in this Quarterly Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

Any forward-looking statements that we make in this report speak only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report to reflect events or circumstances after the date of this Quarterly Report, or to reflect new information, actual results, revised expectations or the occurrence of unanticipated events, except as may be required by applicable law.

In this Quarterly Report, references to “we,” “us,” “our,” and the “Company” refer to High Roller Technologies, Inc. and its direct and indirect subsidiaries.

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
(in thousands, except share and per share data)	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,543	$6,869
Restricted cash	990	1,085
Prepaid expenses and other current assets	803	825
Total current assets	5,336	8,779
Due from affiliates	1,056	1,624
Property and equipment, net	388	372
Operating lease right-of-use asset, net	902	910
Intangible assets, net	5,091	4,899
Other assets	47	41
Total assets	$12,820	$16,625

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,504	$1,560
Accrued expenses	4,056	4,307
Player liabilities	1,074	662
Due to affiliates	2,442	3,406
Short-term unsecured notes payable to stockholders	—	90
Operating leases obligation, current	206	143
Total current liabilities	9,282	10,168
Other liabilities	24	7
Operating lease obligation, noncurrent	713	729
Total liabilities	10,019	10,904
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 8,375,350 shares and 8,350,882 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	31,865	31,557
Accumulated deficit	(30,419)	(27,143)
Accumulated other comprehensive income	1,347	1,299
Total stockholders’ equity	2,801	5,721
Total liabilities and stockholders’ equity	$12,820	$16,625

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2025	2024

Revenues, net	$6,771	$6,507

Operating expenses
Direct operating costs:
Related party	447	752
Other	2,233	2,577
General and administrative:
Related party	2	17
Other	2,800	2,689
Advertising and promotions:
Related party	726	193
Other	3,412	1,844
Product and software development:
Related party	—	90
Other	363	170
Total operating expenses	9,983	8,332
Loss from operations	(3,212)	(1,825)

Other expenses
Interest expense, net	(46)	(26)
Other (expense) income	(1)	2
Total other expenses	(47)	(24)

Loss before income taxes	(3,259)	(1,849)
Income tax expense	17	—
Net loss	$(3,276)	$(1,849)

Other comprehensive income (loss)
Foreign currency translation adjustment	48	(88)
Comprehensive loss	$(3,228)	$(1,937)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.39)	$(0.26)
Weighted average common shares outstanding – basic and diluted	8,374,928	6,992,893

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholder’s
(in thousands, except shares)	Shares	Amount	Capital	Deficit	Income	Equity

December 31, 2023	6,967,278	$7	$22,052	$(21,220)	$1,466	$2,305
Shares issued for vesting of restricted stock units	33,881	—	—	—	—	—
Share-based compensation	—	—	525	—	—	525
Net loss	—	—	—	(1,849)	—	(1,849)
Foreign currency translation	—	—	—	—	(88)	(88)
March 31, 2024	7,001,159	$7	$22,577	$(23,069)	$1,378	$893

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(3,276)	$(1,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	76	50
Foreign exchange gain	—	(1)
Noncash interest expense	—	26
Noncash lease expense	184	41
Share-based compensation	308	525
Loss on liquidation of Ellmount Support	—	11
Changes in operating assets and liabilities:
Due from affiliates	622	265
Prepaid expenses and other current assets	37	(1)
Other assets	—	60
Accounts payable	(323)	(206)
Accrued expenses	(417)	239
Player liabilities	374	39
Due to affiliates	(1,082)	558
Operating lease liabilities	(128)	(17)
Other liabilities	17	—
Net cash used in operating activities	(3,608)	(260)
Cash flows from investing activities
Investment in capitalized software	—	(80)
Purchase of property and equipment	(13)	(72)
Net cash used in investing activities	(13)	(152)
Cash flows from financing activities
Payment of deferred offering costs	—	(145)
Cash Settlement of affiliated debt	(90)	—
Net cash used in financing activities	(90)	(145)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	290	(80)
Net change in cash, cash equivalents, and restricted cash	(3,421)	(637)
Cash, cash equivalents, and restricted cash – beginning of period	7,954	4,045
Cash, cash equivalents, and restricted cash – end of period	$4,533	$3,408

Non-cash financing activities:
Acquisition of right-of-use asset in exchange for lease obligations	$138	$1,033
Offering costs accrued but not paid	$—	$241

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. High Roller is the direct parent company of Ellmount Entertainment Ltd (“Entertainment”). Entertainment, which is based in Malta, has been in operation for over a decade and operated an online gaming business offering casino games to customers worldwide under the domain name ‘casinoroom.com’ under licenses issued by the Malta Gaming Authority and Swedish Gaming Authority. The Company completed its initial public offering and listed its common stock on the NYSE American in October 2024.

Subsidiaries of entertainment

Wowly NV (“Wowly”) is a wholly owned subsidiary of Entertainment. Wowly, which is organized in Curacao, manages certain internet related advertising services on behalf of Entertainment.

Subsidiaries of High Roller

On March 17, 2022, the Company acquired HR Entertainment Ltd, an entity organized under the laws of British Virgin Islands, which holds a worldwide license to operate the HighRoller.com domain, and HR Entertainment became a wholly-owned subsidiary of the Company.

On May 30, 2023, Lunar Ventures Limited was incorporated in Malta. The services provided by Ventures principally include customer support, activation, and retention, risk management, payments, and fraud management, Facebook maintenance and telemarketing, and monthly reporting on support transactions.

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

Deep Dive Holdings LTD, which was organized in Malta in September 2024, acts as a holding company for our consolidated Maltese operating and service entities and has no operations.

On March 3, 2025, HRMT Services Ltd. was incorporated in Malta and currently has no operations.

On March 13, 2025, HRON Services Ltd. was incorporated in Malta. The purpose of this entity is to obtain a gambling license in Ontario, Canada.

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

Note 2 — Summary of significant accounting polices

The Company’s complete accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes for the year ended December 31, 2024 as filed with the SEC in Form 10-K on March 21, 2025. Since December 31, 2024, there have been no material changes to the Company’s significant accounting policies.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of High Roller Technologies, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”)  for interim financial information and the instructions to From 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and financial information that are normally required under U.S. GAAP can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2024, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The information included in this interim report should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2024, as previously filed with the SEC.

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

GOING CONCERN

The Company had a net working capital deficiency of $3,945 thousand, an accumulated deficit of $30,419 thousand and unrestricted cash resources of $3,543 thousand at March 31, 2025. During the year ended December 31, 2024, the Company incurred a net loss of $5,923 thousand, and during the three months ended March 31, 2025 and 2024, the Company incurred a net loss of $3,276 thousand and $1,849 thousand, respectively.

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

As a result of these factors, at March 31, 2025, management had concluded that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are being issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing as may be necessary, of which there can be no assurance  that the Company will be successful in these efforts. The accompanying condensed consolidated Financial statements do not include any adjustments that might result from this uncertainty.

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

Indefinite-lived intangible assets consist of trademarks and domain name. Indefinite-lived intangible assets are not amortized; rather they are tested for impairment at least annually, or more frequently if adverse events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Impairment tests are performed, at a minimum, in the fourth quarter of each year.

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

The Company conducted an impairment analysis with respect to the casino room trademarks and HighRoller domain names at March 31, 2025 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the three months ended March 31, 2025.

The Company did not record any impairment for indefinite-lived intangible assets for the year ended December 31, 2024.

Cash and Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist of liquid checking and instant access internet banking accounts with original maturities of ninety days or less, as well as cash balances held with payment service providers, that are subject to an insignificant risk of change in value.

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

DUE FROM AFFILIATES

Due from affiliates consists of amounts expected to be collected from certain affiliated companies under common control. Amounts due reflect the revenues recorded by the Company under intra-group services arrangements for maintenance and operations of the iCasino platform on behalf of Interactive. As of  March 31, 2025 and December 31, 2024, due from affiliates primarily reflected amounts due from Spike Up and Happy Hour Entertainment Holdings (see Note 12). On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in the consolidated financial statements.

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

For leases with an initial term greater than 12 months, a related lease liability is recorded on the balance sheet at the present value of future payments discounted at the estimated fully collateralized incremental borrowing rate (discount rate) corresponding with the lease term. In addition, a right-of-use asset is recorded as the initial amount of the lease liability, plus any lease payments made to the lessor before or at the lease commencement date and any initial direct costs incurred, less any tenant improvement allowance incentives received. Tenant incentives are amortized through the right-of-use asset as a reduction of rent expense over the lease term. The difference between the minimum rents paid and the straight-line rent is reflected within the associated right-of-use asset. Certain leases contain provisions that require variable payments consisting of common area maintenance costs (variable lease cost).Variable lease costs are expensed as incurred.

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

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented on the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of March 31, 2025 and December 31, 2024, 47% and 33%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net loss and are included within general and administrative expenses. For the three months ended March 31, 2025 and 2024, the Company incurred foreign currency transaction losses of $178 thousand and $464 thousand, respectively. While the Company expects these losses to persist through 2025, it continues to manage and negotiate contracts with payment providers.

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

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Recent ADOPTED Accounting Pronouncements

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023- 09”). The amendments in ASU 2023- 09 are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023- 09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023- 09 on January 1, 2025. The new disclosures will be reflected in the Company's annual consolidated financial statements for the year ended December 31, 2025.

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023- 07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023- 07”), which is effective for the consolidated financial statements for the reporting period and all interim periods thereafter. The Company adopted ASU 2023- 07 on January 1, 2024. In accordance with ASC 280, “Segment Reporting”, the Company has one operating segment, which focuses on providing an online gaming casino to customers. See Note 17, Segment Reporting.

Recent ANNOUNCED Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220): Disaggregation of Income Statement Expenses. This guidance requires additional disclosure of certain amounts included in the expense captions presented on the Statement of Operations as well as disclosures about selling expenses. The ASU is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted for annual financial statements that have not yet been issued. The Company is currently evaluating the impact of this ASU on its consolidated financial statements and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 — Revenue

The components of disaggregated revenue for the three months ended March 31, 2025 and 2024 were as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2025	2024
Net gaming revenue	$5,190	$6,328
Net revenue generated through intra-group services arrangements	1,581	179
Total Revenue	$6,771	$6,507

The Company’s revenue by country for those with significant revenue for the three months ended March 31, 2025 and 2024 is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2025		2024
Finland	$3,981	59%	$2,442	38%
New Zealand	1,535	23%	1,583	24%
Canada	667	10%	1,003	15%
Norway	419	6%	1,107	17%
Rest of world	169	2%	372	6%
Total Revenue	$6,771	100%	$6,507	100%

As of March 31, 2025 and December 31, 2024, the Company did not record any contract assets or liabilities.

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$3,543	$6,869
Restricted cash	990	1,085
Total cash and cash equivalents, and restricted cash	$4,533	$7,954

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents:
United States	$2,417	$5,307
Malta	459	607
Finland	228	431
Lithuania	148	313
United Kingdom	134	57
Switzerland	76	81
Cyprus	14	14
Other	67	59
Restricted cash
Malta	492	566
Denmark	237	160
United Kingdom	182	164
Cyprus	69	188
Other	10	7
Total cash and cash equivalents, and restricted cash	$4,533	$7,954

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$300	$428
Payment provider receivables	273	92
VAT recoverable	22	77
Other prepaids	208	228
Total prepaid and other current assets	$803	$825

Note 6 — Intangible assets, Net

Intangible assets, net at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31, 2025
	Weighted
	Average
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Domain name	Indefinite	$4,306	$—	$—	$4,306
Trademarks	Indefinite	1,290	—	(989)	301
Capitalized software	3	897	(413)	—	484
		$6,493	$(413)	$(989)	$5,091

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

	December 31, 2024
	Weighted
	Average
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Domain name	Indefinite	$4,129	$—	$—	$4,129
Trademarks	Indefinite	1,237	—	(949)	288
Capitalized software	3	817	(335)	—	482
		$6,183	$(335)	$(949)	$4,899

Trademarks and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe. There was no impairment during the three months ended March 31, 2025 and 2024.

For the three months ended March 31, 2025, no costs incurred with respect to internal-use software was capitalized. The customer database was fully amortized in 2014, but was still in use through March 31, 2025. The Company recorded $63 thousand and $41 thousand in amortization expense on internal-use software for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company’s internal use software is in use in Europe.

Note 7 — Property and equipment

Property and equipment at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Machinery, furniture, and equipment	$248	$225
Leasehold improvements	204	195
	452	420
Less: accumulated depreciation	(64)	(48)
Total property and equipment, net	$388	$372

The Company recorded depreciation expense on property and equipment of $13 thousand and $9 thousand for the three months ended March 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 — Accrued expenses

Accrued Expenses at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Accrued marketing	$1,444	$1,553
Accrued expenses	1,197	847
VAT and other non income tax liabilities	1,052	1,503
Accrued licensing fee	269	335
Accrued payroll	34	23
Other accrued expenses	60	46
Total accrued expenses	$4,056	$4,307

Note 9 — Stockholders’ equity

The Company is authorized to issue 60,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The common stock and undesignated preferred stock have a par value of $0.001 per share.

The holders of common stock are entitled to one vote per share on any matter submitted to a vote at a meeting of stockholders.

Note 10 — Net loss per share

The computation of net loss per common share and the weighted average common shares outstanding for the three months ended March 31, 2025 and 2024 is summarized as follows:

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2025	2024
Basic
Net loss	$(3,276)	$(1,849)
Weighted average number of shares used in computing net loss per share – basic	8,374,928	6,992,893
Net loss per share - basic	$(0.39)	$(0.26)
Diluted
Net loss	$(3,276)	$(1,849)
Weighted average number of shares used in computing net loss per share – diluted	8,374,928	6,992,893
Net loss per share - diluted	$(0.39)	$(0.26)

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2025 and 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three months ended March 31, 2025 and 2024, as their effect would have been anti-dilutive. The additional securities excluded from the dilutive earnings per share calculation are as follows:

	For the Three Months Ended
	March 31,
	2025	2024
Stock options	978,806	268,454
Restricted stock units	228,847	209,585
Warrants	101,672	39,172
	1,309,325	517,211

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

A summary of option activity for the three months ended March 31, 2025 and the year ended December 31, 2024 is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - January 1, 2024	88,453	$2.29	3.67
Granted	940,000	$5.42	9.80
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(90,000)	$6.33	—
Outstanding - December 31, 2024	938,453	$5.08	9.20
Granted	232,853	$2.93	9.95
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(192,500)	$5.20	—
Outstanding - March 31, 2025	978,806	$4.50	9.03
Exercisable - March 31, 2025	206,787	$4.30	6.32

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Options granted during the three months ended March 31, 2025 and 2024 were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Three Months Ended
March 31, 2025
Weighted average grant date fair value	$3.04
Expected term (years)	5.14-5.52
Risk-free interest rate	4.0 - 4.1%
Expected volatility	68.0%
Expected dividends yield	0%
Exercise price	$2.93

For the Three Months Ended
March 31, 2024
Weighted average grant date fair value	$3.91
Expected term (years)	5.14 - 5.52
Risk-free interest rate	4.0 - 4.1%
Expected volatility	68.0%
Expected dividends yield	0%
Exercise price	$6.33

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

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$227	$166
Advertising and promotions	—	28
Product software and development	—	28
Total	$227	$222

Compensation cost related to non-vested option awards not yet recognized as of March 31, 2025 was $1.9 million and will be recognized over the next 3 years.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of RSU activity for the three months ended March 31, 2025 and the year ended December 31, 2024 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Units	FV
RSUs outstanding at January 1, 2024	93,823	$8.07
Granted	306,623	$5.64
Vested	(48,989)	$7.18
Forfeited	(95,741)	$7.60
RSUs outstanding at December 31, 2024	255,716	$4.13
Granted	18,933	$2.93
Vested	(24,468)	$5.73
Forfeited	(21,334)	$5.31
RSUs outstanding at March 31, 2025	228,847	$4.59

The total fair value of RSUs vested during the three months ended March 31, 2025 and 2024 was $140 thousand and $240 thousand, respectively.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2025	2024
General and administrative	$81	$289
Advertising and promotions	—	7
Product software and development	—	7
Total	$81	$303

All of the 18,933 RSUs granted during the three months ended March 31, 2025 were determined to be time-based RSUs. Total compensation cost related to non-vested time-based RSUs not yet recognized as of March 31, 2025 was approximately $782 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2028. There was no total compensation cost related to non-vested performance-based RSUs not yet recognized as of  March 31, 2025.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warrants

As of March 31, 2025, the Company had the following warrants outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(In Years)
Warrants outstanding - January 1, 2024	39,172	$2.37	3.50
Issued	62,500	$10.00	4.81
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2024	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - March 31, 2025	101,672	$7.06	4.40
Warrants exercisable - March 31, 2025	101,672	$7.06	4.40

No warrants were issued during the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025 and 2024, the Company generated revenues of $1.6 million and $179 thousand, respectively, related to the services performed by Interactive and Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, the Company recognized $726 thousand and $133 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $447 thousand and $722 thousand, respectively, included in direct operating costs.

For the three months ended March 31, 2025 and 2024, the Company recognized an amount less than a thousand dollars in both periods, for services performed by Interactive for the Company which was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The Happy Hour Solutions Agreements collectively allow HR Entertainment access to additional online gaming revenues. In consideration of these agreements, HR Entertainment pays Happy Hour Solutions consideration of 1 thousand euros per month. Beginning in the fourth quarter of 2023, the Company also recognized certain administrative costs performed by certain subsidiaries of Happy Hour Entertainment Holdings. For the three months ended March 31, 2025 and 2024, the Company recognized an immaterial amount in both periods, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in condensed consolidated statements of operations.

As of March 1, 2022, the Company entered into an agreement with Funnz (formerly known as WKND) to perform various services in connection with the conduct of the Company’s business. Funnz is a wholly-owned subsidiary of Happy Hour Entertainment Holdings Ltd. For the three months ended March 31, 2025, the Company recognized immaterial amount, for services performed by Funnz, which was included in the unaudited condensed consolidated statement of operations. For the three months ended March 31, 2024, such services totaled $33 thousand, with $15 thousand included in general and administrative expenses and $18 thousand included in product and software development expenses in the unaudited condensed consolidated statement of operations.

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the unaudited condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Due from affiliates
Spike Up	$645	$1,120
Happy Hours Entertainment Holdings	411	498
Other	—	6
Total due from affiliates	$1,056	$1,624
Due to affiliates
Spike Up	$2,442	$3,357
Happy Hour Solutions	—	48
Other	—	1
Total due to affiliates	$2,442	$3,406

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2025 and December 31, 2024, the total amount due to Spike Up includes $2.0 million and $1.9 million, respectively, related to the HighRoller.com domain name purchase (see Note 6), with the respective remaining balances related to user acquisition costs.

Short-Term Unsecured Notes Payable to Stockholders

On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans are due and payable on or before December 31, 2024. If not paid on or before maturity, the notes will accrue interest at a rate of 10% per year from the date of the original receipt of the funds. The loans are expected to be repaid substantially from operations. The Company repaid $35 thousand on October 28, 2024, converted $375 thousand of the loan into common stock on December 20, 2024, and paid the remaining balance of the loan on January 3, 2025, leaving a loan balance of $0 as of March 31, 2025.

13. Income Taxes

The Company recognized federal, state and foreign income tax expense of $17 thousand and $0 thousand for the three months ended March 31, 2025 and 2024 respectively. The effective tax rates for the three months ended March 31, 2025 and 2024, were (0.51)% and 0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was due to a valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of March 31, 2025 or December 31, 2024.

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

For the three months ended March 31, 2025 and 2024, the Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company has provided an appropriate provision for these claims and related fees, which are included in accrued expenses in the consolidated balance sheets at March 31, 2025 and December 31, 2024. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature in these markets. The Company is also currently subject to administrative claims initiated by the Czech Ministry of Finance regarding the operation of gambling activities in 2018 without a license and has been ordered to pay a fine of approximately $216 thousand. The Company has provided a full provision for these administrative claims in accrued expenses in the condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.

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

Right-of-use assets for these administrative office leases as of March 31, 2025, and December 31, 2024, are summarized as follows:

	March 31,	December 31,
(in thousands)	2025	2024
Malta Office	902	910
Operating lease, right-of-use asset, net	$902	$910

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 31, 2025 and 2024 were $56 thousand and $55 thousand, respectively.

Annual maturities analysis under the Malta lease agreement at March 31, 2025 is as follows:

Year ending December 31,
2025 (remainder)	$189
2026	194
2027	200
2028	204
2029	206
Total	993
Less: Present value discount	(74)
Lease obligations, net	$919

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of March 31, 2025, the weighted average remaining lease term is 4.75 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

16. SEGMENT REPORTING

For the three months ended March 31, 2025, management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which focuses on providing an online gaming casino to customers. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are direct operating expenses, advertising and promotion expenses, and general and administrative expenses as presented on the consolidated statements of operations.

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

There have been no changes in the Company’s segment structure during the three months ended March 31, 2025.

17. Subsequent events

The Company evaluated subsequent events that occurred after the balance sheet date through May 13, 2025, the date that these condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes thereto and other financial information included elsewhere in this Quarterly Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

●	quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

●	quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

●	quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298

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

We currently accept wagers in multiple currencies. We generated more than $153 million in customer-paid real money bets during the three months ended March 31, 2025 and approximately $187 million in customer-paid real money bets during the three months ended March 31, 2024 utilizing our HighRoller.com domain name. During the three months ended March 31, 2025, the average revenue per user was $190 as compared to approximately $304 per user for the same period in 2024. User deposits were approximately $23 million during the three months ended March 31, 2025 as compared to deposits of almost $21 million during the same period in 2024. During the three months ended March 31, 2025, we had approximately 29,946 active users as compared to approximately 22,370 active users for the same period in 2024, representing period over period growth of approximately 34%. Furthermore, during the  three months ended March 31, 2025, we had approximately 58,269 first time depositors and approximately 27,289 unique depositors as compared to approximately 11,960 first time depositors and approximately 20,800 unique depositors for the same period in 2024, representing period over period growth of approximately 387% and 31%, respectively. Our net gaming revenue was $5.2 million and $6.3 million for the three months ended March 31, 2025 and 2024, respectively.

Our gaming operations extend across international markets by arrangements that utilize third party licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up Media we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as give us the ability to scale much quicker and more effectively than many of our competitors. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provide us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 70 dedicated game development studios.

Reverse Stock Split

On January 16, 2024, our Board of Directors and shareholders approved a 1-for-3.95689 reverse stock split of our outstanding shares of common stock, which became effective on that date. All share and per share amounts have been retroactively restated.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2025	2024

Revenues, net	$6,771	$6,507

Operating expenses
Direct operating costs:
Related party	447	752
Other	2,233	2,577
General and administrative:
Related party	2	17
Other	2,800	2,689
Advertising and promotions:
Related party	726	193
Other	3,412	1,844
Product and software development:
Related party	—	90
Other	363	170
Total operating expenses	9,983	8,332
Loss from operations	(3,212)	(1,825)

Other expenses
Interest expense, net	(46)	(26)
Other (expense) income	(1)	2
Total other expenses	(47)	(24)

Loss before income taxes	(3,259)	(1,849)
Income tax expense	17	—
Net loss	$(3,276)	$(1,849)

Other comprehensive income (loss)
Foreign currency translation adjustment	48	(88)
Comprehensive loss	$(3,228)	$(1,937)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.39)	$(0.26)
Weighted average common shares outstanding – basic and diluted	8,374,928	6,992,893

Revenue

Revenue was flat, increasing by $264 thousand or 4%, to $6.8 million during the three months ended March 31, 2025, as compared to $6.5 million during the three months ended March 31, 2024.

Net gaming revenue decreased by $1.1 million or 18% to $5.2 million during the three months ended March 31, 2025, as compared to $6.3 million during the three months ended March 31, 2024. The amount of real money bets during the three months ended March 31, 2025, and 2024 was approximately $153 million and $187 million, respectively. The decrease in net gaming revenue was primarily due to a decrease in revenue in major casino markets as The Company refines adding more sustainable and profitable revenues in our best markets.

Net revenue generated through intra-group services arrangement increased by $1.4 million or 783% to $1.6 million during the three months ended March 31, 2025, as compared to $179 thousand during the three months ended March 31, 2024. The increase was primarily due to Casinoroom.com increased operations and profitability.

The Company’s revenue by country for those with significant revenue for the periods indicated are as follows:

	Three Months Ended March 31,
(in thousands)	2025		2024
Finland	$3,981	59%	$2,442	38%
New Zealand	1,535	23%	1,583	24%
Canada	667	10%	1,003	15%
Norway	419	6%	1,107	17%
Rest of world	169	2%	372	6%
Total Revenue	$6,771	100%	$6,507	100%

Direct operating costs

Direct operating costs (related party) decreased by $305 thousand or 41%, to $447 thousand during the three months ended March 31, 2025, as compared to $752 thousand for the three months ended March 31, 2024, which is primarily related to the company using more commission per acquisition as compared to revenue share contracts.

Direct operating costs (other) decreased by $344 thousand or 13%, to $2.2 million for the three months ended March 31, 2025, as compared to $2.6 million for the three months ended March 31, 2024, which is primarily related to a decrease in payment service provider fees and an increase in recovered payment provider fees.

Of the total direct operating costs of $2.7 million and $3.3 million for the three months ended March 31, 2025, and 2024, respectively, $1.0 million and $1.4 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

Total general and administrative expenses were $2.8 million for the three months ended March 31, 2025, as compared to $2.7 million for the three months ended March 31, 2024.

General and administrative expenses (related party) decreased by $15 thousand or 88%, to $2 thousand for the three months ended March 31, 2025, as compared to $17 thousand for the three months ended March 31, 2024.The decrease was primarily driven by a reduction in legal services performed by related parties.

General and administrative expenses (other) increased by $111 thousand or 4%, to $2.8 million for the three months ended March 31, 2025, as compared to $2.7 million for the three months ended March 31, 2024. The increase was primarily driven by an increase in salaries, offset by a decrease in realized and unrealized exchange differences.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which were $178 thousand for the three months ended March 31, 2025, as compared to $464 thousand for the three months ended March 31, 2024.

Advertising and promotions

Total advertising and promotion expenses were $4.1 million or the three months ended March 31, 2025, as compared to $2.0 million for the three months ended March 31, 2024.

Advertising and promotions expenses (related party) increased by $533 thousand or 276%, to $726 thousand for the three months ended March 31, 2025, as compared to $193 thousand for the three months ended March 31, 2024. The increase was primarily related to commissions paid to related parties for customer acquisition.

Advertising and promotions expenses (other) increased by $1.6 million or 89%, to $3.4 million for the three months ended March 31, 2025, as compared to $1.8 million for the three months ended March 31, 2024. The increase is attributable to an increase in digital media marketing through third party affiliates.

Product and software development

Total product and software expenses were $363 thousand or the three months ended March 31, 2025, as compared to $260 thousand for the three months ended March 31, 2024.

Product and software development expenses (related party) was $0 thousand for the three months ended March 31, 2025, as compared to $90 thousand for the three months ended March 31, 2024, the decrease is due to reduced reliance on affiliate companies product development services and consulting fees.

Product and software development expenses (other) increased by $193 thousand or 114%, to $363 thousand for the three months ended March 31, 2025 as compared to $170 thousand for the three months ended March 31, 2024.The increase was primarily related to the increased reliance on third party companies and in house development resources.

Loss from operations

Loss from operations was $3.2 million for the three months ended March 31, 2025, as compared to $1.8 million for the three months ended March 31, 2024, primarily due to an increase in marketing spending.

Interest expense, net

Interest expense, net was $46 thousand for the three months ended March 31, 2025, as compared to $26 thousand for the three months ended March 31, 2024, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Loss before income taxes

Loss before income taxes was $3.3 million for the three months ended March 31, 2025, as compared to loss before income taxes of $1.8 million for the three months ended March 31, 2024.

Income tax expense (benefit)

Income tax expense was $17 and $0 for the three months ended March 31, 2025 and March 31, 2024., respectively.

Net loss

Net loss was $3.3 million for the three months ended March 31, 2025, as compared to net loss of $1.8 million for the three months ended March 31, 2024.

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

We had $3.5 million in cash and cash equivalents as of March 31, 2025 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the three months ended March 31, 2025 we had net loss of $3.3 million and had net cash used in operations of $3.6 million. As of March 31, 2025, we had an accumulated deficit of $30.4 million and negative working capital of $3.9 million.

We had $6.9 million in cash and cash equivalents as of December 31, 2024 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the year ended December 31, 2024 we had net loss of $5.9 million and had net cash used in operations of $3.9 million. As of  December 31, 2024, we had an accumulated deficit of $27.1 million and negative working capital of $1.4 million.

The report of our independent registered public accounting firm that accompanies our audited consolidated financial statements for the fiscal year December 31, 2023, includes a going concern explanatory paragraph in which such firm expressed that there is substantial doubt about our ability to continue as a going concern. Our unaudited condensed consolidated financial statements contained in this Quarterly Report do not include any adjustments that might result if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to obtain the necessary financing to meet continuing obligations and repay our liabilities arising from normal business operations when they come due, to fund the development and expansion of our business activities, and to generate sustainable profitable operations and cash flows in the future. Management’s plan is to provide for our capital requirements by raising equity capital through one or more private placements or public offerings. No assurance can be given that we will be able to secure sufficient additional financing as and when necessary and on acceptable terms, or at all, to sustain and improve operating results and cash flows under the new business model.

Based on management's current operating plan, we believe our cash on hand and the projected cash generated from operations are sufficient to fund the Company's operations for a period of at least 12 months subsequent to the issuance of unaudited condensed consolidated financial statements contained in this quarterly report.

At March 31, 2025 and December 31, 2024, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(3,608)	$(260)
Net cash used in investing activities	(13)	(152)
Net cash used in financing activities	(90)	(145)
Effective of exchange rate changes on cash	290	(80)
Net change in cash and cash equivalents, and restricted cash	$(3,421)	$(637)

Net cash used in operations during the three months ended March 31, 2025, increased by $3.3 million to $3.6 million as compared to net cash provided by operations of $ 260 thousand during the three months ended March 31, 2024. The increase during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, is primarily due to increased net loss and increased cash outflows related to the large increase in marketing spend.

Net cash used in investing activities during the three months ended March 31, 2025, was $13 thousand as compared to net cash used in investing activities of $ 152 thousand during the three months ended March 31, 2024. The change is due to a decrease in capitalized internal-use software costs and lower purchases of property and equipment during the period.

Net cash used in financing activities for the three months ended March 31, 2025 was $90 thousand as compared to net cash used in financing activities of $ 145 thousand for the three months ended March 31, 2024, and is related to the cash settlement of an affiliated debt.

Restricted cash (current) was $990 thousand and $1.1 million at March 31, 2025 and  December 31, 2024, respectively.

Critical Accounting Estimates

The preparation of the audited consolidated financial statements and the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, recovery of amounts held in escrow, realization of intangible assets, share-based compensation, accrued jackpots, the realization of deferred tax assets, and going concern assessment.

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

We evaluated qualitative factors at March 31, 2025 and December 31, 2024 related to the HighRoller domain name and concluded that it is not more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. Therefore, no further impairment considerations were deemed necessary on the HighRoller domain name as of March 31, 2025 and December 31, 2024.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2024 or the period ended March 31, 2025.

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

Recently Adopted Accounting Pronouncements

Recently issued and adopted accounting pronouncements are described in Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2025, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of March 31, 2025, the end of the period covered by this Form 10-Q, we did not maintain effective disclosure controls and procedures at the reasonable assurance level, as described below.

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

●

The Company has retained the services of qualified outside consultants with expertise to perform specific accounting and finance tasks or functions, and to assist in the design and installation of accounting and internal control systems. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will continue through 2025, and possibly longer. While the deficiencies described above did not result in any material misstatements to the Company’s condensed unaudited consolidated financial statements for the period ending March 31, 2025, they did represent a material weakness as of March 31, 2025, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is in the process of implementing a plan to remediate the material weakness described above as soon as possible.

Changes in Internal Control over Financial Reporting

Except as described above, there were no significant changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

The Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd., a subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature that may be material in these markets. The Company is also currently subject to administrative claims initiated by the Czech Ministry of Finance regarding the operation of gaming activities in 2018 without a license and has been ordered to pay a fine of approximately $216 thousand, which is under appeal. The Company is not currently aware of any other material regulatory or tax claims. The Company has provided appropriate provision for these claims in accrued expenses in its consolidated balance sheets at March 31, 2025 and December 31, 2024 to the extent that such claims can be reasonably estimated. See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in “Part I, Item 1A. Risk Factors” in the Form 10-K. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HIGH ROLLER TECHNOLOGIES, INC.

Date: May 15, 2025	/s/ Ben Clemes
Ben Clemes
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	/s/ Matt Teinert
Matt Teinert
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)