Form 10-Q
period 2025-06-30
High Roller Technologies, Inc.
filed 2025-08-12
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 6, 2025, there were 8,482,174 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

●	other risks described from time to time in our filings with the Securities and Exchange Commission;

●	and our ability to comply with the continued listing requirements of the New York Stock Exchange ("NYSE") or timely cure any noncompliance thereof.
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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
(in thousands, except share and per share data)	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,682	$6,869
Restricted cash	934	1,085
Prepaid expenses and other current assets	239	825
Total current assets	3,855	8,779
Due from affiliates	1,331	1,624
Property and equipment, net	412	372
Operating lease right-of-use asset, net	931	910
Intangible assets, net	5,728	4,899
Other assets	51	41
Total assets	$12,308	$16,625

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$874	$1,560
Accrued expenses	4,390	4,307
Player liabilities	1,018	662
Due to affiliates	2,423	3,406
Short-term unsecured notes payable to stockholders	—	90
Operating leases obligation, current	175	143
Total current liabilities	8,880	10,168
Other liabilities	61	7
Operating lease obligation, noncurrent	737	729
Total liabilities	9,678	10,904
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 8,460,675 shares and 8,350,882 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	32,366	31,557
Accumulated deficit	(31,011)	(27,143)
Accumulated other comprehensive income	1,267	1,299
Total stockholders’ equity	2,630	5,721
Total liabilities and stockholders’ equity	$12,308	$16,625

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Revenues, net	$6,936	$5,803	$13,707	$12,310

Operating expenses
Direct operating costs:
Related party	451	670	898	1,422
Other	2,523	2,493	4,756	5,069
General and administrative:
Related party	1	8	3	25
Other	2,335	1,918	5,135	4,607
Advertising and promotions:
Related party	258	162	984	355
Other	1,492	1,678	4,904	3,523
Product and software development:
Related party	—	57	—	147
Other	378	297	741	467
Total operating expenses	7,438	7,283	17,421	15,615
Loss from operations	(502)	(1,480)	(3,714)	(3,305)

Other expenses
Interest expense, net	(53)	(24)	(99)	(50)
Other (expense) income	—	—	(1)	2
Total other expenses	(53)	(24)	(100)	(48)

Loss before income taxes	(555)	(1,504)	(3,814)	(3,353)
Income tax expense	37	—	54	—
Net loss	$(592)	$(1,504)	$(3,868)	$(3,353)

Other comprehensive loss
Foreign currency translation adjustment	(80)	(40)	(32)	(128)
Comprehensive loss	$(672)	$(1,544)	$(3,900)	$(3,481)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.07)	$(0.21)	$(0.46)	$(0.48)
Weighted average common shares outstanding – basic and diluted	8,408,820	7,012,430	8,402,945	7,001,102

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock
					Accumulated
			Additional		Other	Total
			Paid-In	Accumulated	Comprehensive	Stockholder’s
(in thousands, except shares)	Shares	Amount	Capital	Deficit	Income	Equity

December 31, 2023	6,967,278	$7	$22,052	$(21,220)	$1,466	$2,305
Shares issued for vesting of restricted stock units	33,881	—	—	—	—	—
Share-based compensation	—	—	525	—	—	525
Net loss	—	—	—	(1,849)	—	(1,849)
Foreign currency translation	—	—	—	—	(88)	(88)
March 31, 2024	7,001,159	$7	$22,577	$(23,069)	$1,378	$893
Shares issued for vesting of restricted stock units	11,649	—	—	—	—	—
Share-based compensation	—	—	148	—	—	148
Net loss	—	—	—	(1,504)	—	(1,504)
Foreign currency translation	—	—	—	—	(40)	(40)
June 30, 2024	7,012,808	$7	$22,725	$(24,573)	$1,338	$(503)

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801
Shares issued for vesting of restricted stock units	85,325	—	—	—	—	—
Share-based compensation	—	—	501	—	—	501
Net loss	—	—	—	(592)	—	(592)
Foreign currency translation	—	—	—	—	(80)	(80)
June 30, 2025	8,460,675	$8	$32,366	$(31,011)	$1,267	$2,630

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(3,868)	$(3,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	160	107
Foreign exchange gain	—	(1)
Noncash interest expense	103	52
Noncash lease expense	96	37
Share-based compensation	809	673
Loss on liquidation of Ellmount Support	—	10
Changes in operating assets and liabilities:
Due from affiliates	479	4,482
Prepaid expenses and other current assets	600	(199)
Other assets	—	207
Accounts payable	(926)	415
Accrued expenses	(459)	(465)
Player liabilities	246	388
Due to affiliates	(1,669)	(3,483)
Operating lease liabilities	(73)	—
Other liabilities	54	—
Net cash used in operating activities	(4,448)	(1,130)
Cash flows from investing activities
Investment in capitalized software	(278)	(144)
Purchase of property and equipment	(18)	(98)
Net cash used in investing activities	(296)	(242)
Cash flows from financing activities
Payment of deferred offering costs	—	(163)
Proceeds from issuance of short-term unsecured notes payable to stockholders	—	500
Cash settlement of affiliated debt	(90)	—
Net cash used in financing activities	(90)	337
Effect of exchange rate changes on cash, cash equivalents and restricted cash	496	211
Net change in cash, cash equivalents, and restricted cash	(4,338)	(824)
Cash, cash equivalents, and restricted cash – beginning of period	7,954	4,045
Cash, cash equivalents, and restricted cash – end of period	$3,616	$3,221

Non-cash financing activities:
Acquisition of right-of-use asset in exchange for lease obligations	$—	$1,001
Offering costs accrued but not paid	$—	$251

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. High Roller is the direct parent company of Ellmount Entertainment Ltd (“Entertainment”). Entertainment, which is based in Malta, has been in operation for over a decade and operates an online gaming business offering casino games to customers worldwide under the domain name ‘casinoroom.com’ under licenses issued by the Malta Gaming Authority and Swedish Gaming Authority. The Company completed its initial public offering and listed its common stock on the NYSE American in October 2024.

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

On April 3, 2025 Overstory LLC was incorporated in Wyoming and currently has no operations.

On May 20, 2025, Ontario Inc was incorporated in Ontario and currently has no operations.

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

GOING CONCERN

The Company had a net working capital deficiency of $5.0 million, an accumulated deficit of $31.0 million and unrestricted cash resources of $2.7 million at June 30, 2025. During the year ended December 31, 2024, the Company incurred a net loss of $5.9 million. During the three months ended  June 30, 2025 and 2024, the Company incurred a net loss of $592  thousand and $1.5 million, respectively. During the six months ended June 30, 2025 and 2024, the Company incurred a net loss of $3.9 million and $3.4 million, respectively.

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

As a result of these factors, at June 30, 2025, management had concluded that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are being issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing as may be necessary, of which there can be no assurance  that the Company will be successful in these efforts. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The Company conducted an impairment analysis with respect to the casino room trademarks and HighRoller domain names at June 30, 2025, which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the six months ended June 30, 2025 and 2024.

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

Entertainment, HR Entertainment and Interstellar Entertainment N.V. maintain separate accounts with various intermediary parties to segregate cash that resides in customers’ interactive gaming accounts from cash used in operating activities. Player funds denoted as such by Entertainment at the end of each period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming withdrawals that were initiated by players but that are still pending at the end of each period, and the value of any bets that are unsettled at the end of each period.

DUE FROM AFFILIATES

Due from affiliates consists of amounts expected to be collected from certain affiliated companies under common control. Amounts due reflect the revenues recorded by the Company under intra-group services arrangements for maintenance and operations of the iCasino platform on behalf of Interactive. As of  June 30, 2025 and December 31, 2024, due from affiliates primarily reflected amounts due from Spike Up and Happy Hour Entertainment Holdings (see Note 12). On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in the consolidated financial statements.

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

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Foreign Currency and Foreign Exchange Risk

The condensed consolidated financial statements are presented in United States Dollars ($), which is the Company’s reporting currency.

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented in the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of June 30, 2025 and December 31, 2024, 83% and 33%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net loss and are included within general and administrative expenses. For the six months ended June 30, 2025 and 2024, the Company incurred foreign currency transaction losses of $329 thousand and $715 thousand, respectively. For the three months ended June 30, 2025 and 2024, the Company incurred foreign currency transaction losses of $151 thousand and $250 thousand, respectively. While the Company expects these losses to persist through 2025, it continues to manage and negotiate contracts with payment providers.

The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

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

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

RecentLY ADOPTED Accounting Pronouncements

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023- 09”). The amendments in ASU 2023- 09 are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023- 09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023- 09 on January 1, 2025. The new disclosures will be reflected in the Company's annual consolidated financial statements for the year ended December 31, 2025. The adoption of ASU 2023- 09 was not material to the Company.

RecentLY ANNOUNCED Accounting Pronouncements

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

Note 3 — Revenue

The components of disaggregated revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net gaming revenue	$5,788	$5,692	$10,979	$12,020
Net revenue generated through intra-group services arrangements	1,148	111	2,728	290
Total Revenue	$6,936	$5,803	$13,707	$12,310

The Company’s revenue by country for those with significant revenue for the three and six months ended June 30, 2025 and 2024 is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2025		2024
Finland	$3,961	57%	$2,371	41%
New Zealand	1,419	20%	1,513	26%
Canada	688	10%	770	13%
Norway	490	7%	773	13%
Rest of world	378	6%	376	7%
Total Revenue	$6,936	100%	$5,803	100%

	Six Months Ended June 30,
(in thousands)	2025		2024
Finland	$7,942	57%	$4,813	39%
New Zealand	2,954	22%	3,096	25%
Canada	1,355	10%	1,776	14%
Norway	909	7%	1,878	15%
Rest of world	547	4%	747	7%
Total Revenue	$13,707	100%	$12,310	100%

As of June 30, 2025 and December 31, 2024, the Company did not record any contract assets or liabilities.

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$2,682	$6,869
Restricted cash	934	1,085
Total cash and cash equivalents, and restricted cash	$3,616	$7,954

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents:
United States	$631	$5,307
Malta	663	607
Finland	875	431
United Kingdom	157	57
Switzerland	106	81
Lithuania	99	313
Cyprus	76	14
Other	75	59
Restricted cash
Malta	353	566
Denmark	292	160
United Kingdom	244	164
Cyprus	29	188
Other	16	7
Total cash and cash equivalents, and restricted cash	$3,616	$7,954

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$170	$428
VAT recoverable	50	77
Payment provider receivables	19	92
Other prepaids	—	228
Total prepaid and other current assets	$239	$825

Note 6 — Intangible assets, Net

Intangible assets, net at June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30, 2025
	Weighted
	Average
	Amortization	Gross		Accumulated	Net
	Period	Carrying	Accumulated	Impairment	Carrying
	(years)	Amount	Amortization	Amount	Amount
Domain name	Indefinite	$4,730	$—	$—	$4,730
Trademarks	Indefinite	1,406	—	(989)	417
Capitalized software	3	999	(612)	—	387
Capitalized license	Indefinite	194	—	—	194
		$7,329	$(612)	$(989)	$5,728

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

Trademarks and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe. There was no impairment during the three and six months ended June 30, 2025 and 2024.

For the six months ended June 30, 2025 and 2024, the Company capitalized costs of $278 thousand and $144 thousand incurred with respect to internal-use software, respectively. The customer database was fully amortized in 2014, but was still in use through June 30, 2025. The Company recorded $70 thousand and $47 thousand in amortization expense on internal-use software for the three months ended  June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recorded $132 thousand and $88 thousand in amortization expense on internal-use software for the six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company’s internal use software is in use in Europe.

Note 7 — Property and equipment

Property and equipment at June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Machinery, furniture, and equipment	$275	$225
Leasehold improvements	222	195
	497	420
Less: accumulated depreciation	(85)	(48)
Total property and equipment, net	$412	$372

The Company recorded depreciation expense on property and equipment of $15 thousand and $17 thousand for the three months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recorded depreciation expense on property and equipment of $28 thousand and $26 thousand for the six months ended June 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 8 — Accrued expenses

Accrued Expenses at June 30, 2025 and December 31, 2024, are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Accrued marketing	$1,353	$1,553
VAT and other non income tax liabilities	1,426	1,503
Accrued expenses	759	847
Accrued licensing fee	667	335
Accrued payroll	131	23
Other accrued expenses	54	46
Total accrued expenses	$4,390	$4,307

Note 9 — Stockholders’ equity

The Company is authorized to issue 60,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The common stock and undesignated preferred stock have a par value of $0.001 per share.

The holders of common stock are entitled to one vote per share on any matter submitted to a vote at a meeting of stockholders.

Note 10 — Net loss per share

The computation of net loss per common share and the weighted average common shares outstanding for the three and six months ended June 30, 2025 and 2024, is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Basic
Net loss	$(592)	$(1,504)	$(3,868)	$(3,353)
Weighted average number of shares used in computing net loss per share – basic	8,408,820	7,012,430	8,402,945	7,001,102
Net loss per share - basic	$(0.07)	$(0.21)	$(0.46)	$(0.48)
Diluted
Net loss	$(592)	$(1,504)	$(3,868)	$(3,353)
Weighted average number of shares used in computing net loss per share – diluted	8,408,820	7,012,430	8,402,945	7,001,102
Net loss per share - diluted	$(0.07)	$(0.21)	$(0.46)	$(0.48)

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2025 and 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three and six months ended June 30, 2025 and 2024, as their effect would have been anti-dilutive. The additional securities are excluded from the dilutive earnings per share calculation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Stock options	848,854	39,172	848,854	39,172
Restricted stock units	183,775	258,454	183,775	258,454
Warrants	101,672	108,883	101,672	108,883
	1,134,301	406,509	1,134,301	406,509

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

A summary of option activity for the six months ended June 30, 2025, and the year ended December 31, 2024, is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Options	Price	(In Years)
Outstanding - January 1, 2024	88,453	$2.29	3.67
Granted	940,000	$5.42	9.80
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(90,000)	$6.33	—
Outstanding - December 31, 2024	938,453	$5.08	9.20
Granted	327,901	$2.60	9.76
Exercised	—	$—	—
Modified/Cancelled	(54,945)	$—	—
Expired/Forfeited	(362,555)	$4.86	—
Outstanding - June 30, 2025	848,854	$4.18	8.74
Exercisable - June 30, 2025	247,621	$4.46	6.63

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Options granted during the six months ended June 30, 2025 and 2024, were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Six Months Ended
June 30, 2025
Weighted average grant date fair value	$2.57
Expected term (years)	5.14-5.52
Risk-free interest rate	3.5-3.51%
Expected volatility	52.0%
Expected dividends yield	0%
Exercise price	2.2002.9393

For the Six Months Ended
June 30, 2024
Weighted average grant date fair value	$3.91
Expected term (years)	5.89
Risk-free interest rate	4.0 - 4.1%
Expected volatility	68.0%
Expected dividends yield	0%
Exercise price	$6.33

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

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$228	$68	$455	$232
Advertising and promotions	—	11	—	39
Product software and development	—	11	—	39
Total	$228	$90	$455	$310

Compensation cost related to non-vested option awards not yet recognized as of June 30, 2025, was $1.4 million and will be recognized over the next 3.25 years.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

A summary of RSU activity for the six months ended June 30, 2025, and the year ended December 31, 2024, is presented below:

		Weighted
		Average
	Number of	Grant Date
	Units	FV
RSUs outstanding at January 1, 2024	93,823	$8.07
Granted	306,623	$5.64
Vested	(48,989)	$7.18
Forfeited	(95,741)	$7.60
RSUs outstanding at December 31, 2024	255,716	$4.13
Granted	142,091	$2.56
Vested	(109,792)	$3.67
Forfeited	(104,240)	$5.43
RSUs outstanding at June 30, 2025	183,775	$4.55

The total fair value of RSUs vested during the six months ended June 30, 2025 and 2024, was $403 thousand and $330 thousand, respectively.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$273	$52	$354	$341
Advertising and promotions	—	3	—	11
Product software and development	—	3	—	11
Total	$273	$58	$354	$363

All of the RSUs granted during the six months ended June 30, 2025, were determined to be time-based RSUs. Total compensation cost related to non-vested time-based RSUs not yet recognized as of June 30, 2025, was approximately $571 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2028. There was no total compensation cost related to non-vested performance-based RSUs not yet recognized as of  June 30, 2025.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Warrants

As of June 30, 2025, the Company had the following warrants outstanding:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual
	Number of	Exercise	Term
	Shares	Price	(In Years)
Warrants outstanding - January 1, 2024	39,172	$2.37	3.50
Issued	62,500	$10.00	4.81
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2024	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - June 30, 2025	101,672	$7.06	4.40
Warrants exercisable - June 30, 2025	101,672	$7.06	4.40

No warrants were issued during the six months ended June 30, 2025 and 2024.

Note 12 — Related party transactions

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

For the three months ended June 30, 2025 and 2024, the Company generated revenues of $1.1 million and $111 thousand, respectively, related to the services performed by Interactive and Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations. For the six months ended June 30, 2025 and 2024, the Company generated revenues of $2.7 million and $290 thousand, respectively, related to the services performed by Interactive and Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2025 and 2024, the Company recognized $259 thousand and $139 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.  For the six months ended June 30, 2025 and 2024, the Company recognized $985 thousand and $272 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $449 thousand and $645 thousand, respectively, included in direct operating costs.  For the six months ended June 30, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $896 thousand and $1.4 million, respectively, included in direct operating costs.

For the three and six months ended June 30, 2025 and 2024, the Company recognized an amount less than a thousand dollars in both periods, for services performed by Interactive for the Company which was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The Happy Hour Solutions Agreements collectively allow Interstellar Entertainment N.V. access to additional online gaming revenues. In consideration of these agreements, HR Entertainment pays Happy Hour Solutions consideration of 1 thousand euros per month. Beginning in the fourth quarter of 2023, the Company also recognized certain administrative costs performed by certain subsidiaries of Happy Hour Entertainment Holdings. For the three and six months ended June 30, 2025 and 2024, the Company recognized an immaterial amount in both periods, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in condensed consolidated statements of operations.

As of March 1, 2022, the Company entered into an agreement with Funnz (formerly known as WKND) to perform various services in connection with the conduct of the Company’s business. Funnz is a wholly-owned subsidiary of Happy Hour Entertainment Holdings Ltd. For the three and six months ended  June 30, 2025, the Company recognized an immaterial amount for services performed by Funnz, which was included general and administrative expenses in the unaudited condensed consolidated statement of operations. For the three months ended June 30, 2024, the Company recognized $34 thousand for services performed by Funnz, with $22 thousand included in general and administrative expenses and $12 thousand included in product and software development expenses in the unaudited condensed consolidated statement of operations. For the six months ended June 30, 2024, such services totaled $67 thousand, with $37 thousand included in general and administrative expenses and $30 thousand included in product and software development expenses in the unaudited condensed consolidated statement of operations.

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the unaudited condensed consolidated balance sheets as of June 30, 2025, and December 31, 2024, are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Due from affiliates
Spike Up	$969	$1,120
Happy Hours Entertainment Holdings	362	498
Other	—	6
Total due from affiliates	$1,331	$1,624
Due to affiliates
Spike Up	$2,423	$3,357
Happy Hour Solutions	—	48
Other	—	1
Total due to affiliates	$2,423	$3,406

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2025 and December 31, 2024, the total amount due to Spike Up includes $1.9 million related to the HighRoller.com domain name purchase (see Note 6), with the respective remaining balances related to user acquisition costs.

Short-Term Unsecured Notes Payable to Stockholders

On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans are due and payable on or before December 31, 2024. If not paid on or before maturity, the notes will accrue interest at a rate of 10% per year from the date of the original receipt of the funds. The loans are expected to be repaid substantially from operations. The Company repaid $35 thousand on October 28, 2024, converted $375 thousand of the loan into common stock on December 20, 2024, and paid the remaining balance of the loan on January 3, 2025, leaving a loan balance of $0 as of June 30, 2025.

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense of $54 thousand and $0 for the six months ended June 30, 2025 and 2024, respectively. The effective tax rates for the six months ended June 30, 2025 and 2024, were (1.42)% and 0.00%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was due to a valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized.  The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of June 30, 2025, or December 31, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law and contains important legislation that affects corporations. The Company is currently evaluating the impact of the OBBBA on its income tax provision and overall tax position. The Company will continue to assess the implications of the legislation and incorporate any required changes in future reporting periods as appropriate.

note 14 — Commitment and contingencies

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

For the six months ended June 30, 2025 and 2024, the Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company has provided an appropriate provision for these claims and related fees, which are included in accrued expenses in the consolidated balance sheets at June 30, 2025 and December 31, 2024. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature in these markets.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Principal Commitments

The Company’s principal commitments primarily consist of operating lease obligations for office space, services agreements, and other contractual commitments. The principal commitments and contingencies are described below.

note 15 — Leases

In January 2024, the Company entered into a lease for office space and car parking bays in Malta. The term of the lease is for six years, although the Company may terminate the lease at any time after three years. The monthly rent payment for the office is approximately $15 thousand for the first year, with a 3% annual increase.

Right-of-use assets for these administrative office leases as of June 30, 2025, and December 31, 2024, are summarized as follows:

	June 30,	December 31,
(in thousands)	2025	2024
Malta Office	931	910
Operating lease, right-of-use asset, net	$931	$910

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the three months ended  June 30, 2025 and 2024, were $60 thousand and $81 thousand, respectively. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s unaudited condensed consolidated statements of operations for the six months ended June 30, 2025 and 2024, were $117 thousand and $136 thousand, respectively.

Annual maturities analysis under the Malta lease agreement at June 30, 2025, is as follows:

Year ending December 31,
2025 (July 1, 2025 – December 31, 2025)	$189
2026	194
2027	199
2028	205
2029	206
Total	993
Less: Present value discount	(81)
Lease obligations, net	$912

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of June 30, 2025, the weighted average remaining lease term is 4.5 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE 16 — SEGMENT REPORTING

For the six months ended June 30, 2025 and 2024, management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which focuses on providing an online gaming casino to customers. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. For the three months ended June 30, 2025 and 2024 adjusted EBITDA was $362 thousand and ($931) thousand, respectively. For the six months ended June 30, 2025 and 2024 adjusted EBITDA was ($2,161) thousand and ($1,715) thousand, respectively. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are direct operating expenses, advertising and promotion expenses, and general and administrative expenses as presented on the consolidated statements of operations.

Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Revenues	$6,936	$5,803	$13,707	$12,310
Net loss	(592)	(1,504)	(3,868)	(3,353)

Add back items:
Stock-based compensation expense (1)	501	148	809	673
Depreciation and amortization (2)	84	57	160	107
Interest expense, net	53	24	99	50
Income tax	37	—	54	—
Foreign exchange transaction loss	151	250	329	715
Other (3)	128	94	256	93
Adjusted EBITDA	$362	$(931)	$(2,161)	$(1,715)

(1) Includes restricted shares, stock options, equity-settled restricted share units, cash-settled restricted share units and equity-settled performance-based restricted share units granted to employees and directors (including related employer payroll taxes).

(2) Includes amortization of intangible assets generated through business acquisitions and depreciation of property and equipment, amortization of contract costs, and amortization of internally developed software and other intangible assets. Excludes amortization of right of use assets.

(3) Includes severance costs and non-recurring compensation payments and gain/loss on disposal of assets.

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

There have been no changes in the Company’s segment structure during the six months ended June 30, 2025 and 2024.

note 17 — Subsequent events

The Company evaluated subsequent events that occurred after the balance sheet date through the date that these condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the condensed consolidated financial statements.

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

We were incorporated in Delaware in 2021 as a holding company, with the intent to seek an initial public offering on a United States securities exchange. In January 2022 we launched HighRoller.com to deliver more immersive real money gaming experiences for the iCasino market. Prior to our transition to the HighRoller.com Platform we operated our online iCasino activities under the casinoroom.com domain name. We operate an online gaming business offering casino games to customers in various jurisdictions worldwide under the HighRoller.com and fruta.com domain names principally utilizing our Curacao license, and under our Happy Hour Solutions Agreements accessing revenue generated under the Estonian license. Unless further extended, the Happy Hour Solutions Agreements terminate on the earlier of our receipt of an Estonian license or December 31, 2025.

Through our Platform we provide iCasino, or online casino, consisting of the full suite of games available in land-based casinos, such as blackjack, roulette, baccarat, poker, and slot machines. We generate revenue through hold, or gross winnings, as users play against the house.

We currently are present and active in several markets around the world. Our focus will primarily be to enter regulated markets in Europe, North and South America. We intend to seek entry into one or more regulated North American markets utilizing proceeds from this offering but have not identified any target or budgeted any amount for such entries. We intend to seek entry into one or more regulated North American markets utilizing proceeds from our initial public offering. We currently expect that initial entry into any of these regulated North American markets to occur in approximately twelve months from the receipt of proceeds from this initial public offering. No assurance can be given that these efforts will prove successful. Our business may suffer if we are unable to open new geographical markets or if we are unable to continue expanding within existing markets.

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

We obtain our iCasino game offerings from over 90 suppliers such as Pragmatic Play, Push Gaming, Evolution Gaming for Live Dealer Services, Big Time Gaming, Red Tiger Gaming, Play’n Go, Netent, Quickspin and others. These content and gaming licenses are subject to standard revenue-share agreements, whereby suppliers receive a percentage of the net gaming revenue generated from their respective casino games and payment combinations, including agreed upon fixed costs.

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

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

●	quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

●	quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

●	quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298
Q2 2025	19,675	17,036	$153,150

We believe that ours is an attractive proposition which extends beyond a dynamic base product offering to one that has a broad selection of entertaining and exciting content having more than 5,000 slot and other iCasino games, with a number of our most popular games being available to play with a live dealer, such as blackjack, video poker, roulette, baccarat, and craps sourced from over 90 content providers. We provide loyalty program offers with generous cash back, inviting hospitality experiences, other welcoming introductory services and longer play incentives. All our players are treated with an attractive welcome package of bonuses and free spins on popular slots. Each time a player levels up to a next tier of play, the player is instantly rewarded with free spins at the slots they prefer at their then stake levels of play. We focus on a rapid registration process and allow players one tap search to discover and select their games of choice. Our players also appreciate rapid payment processing through our automated cashier.

We currently accept wagers in multiple currencies. We generated more than $153.2 million and $306.4 million in customer-paid real money bets during the three and six months ended June 30, 2025, and $159.8 million and $347.2 million in customer-paid real money bets during the three and six months ended June 30, 2024, utilizing our HighRoller.com and Fruta.com domain names. During the three and six months ended June 30, 2025, the average revenue per user was $340 and $248 as compared to $269 and $286 per user for the same periods in 2024. User deposits were $24.4 million and $47.1 million during the three and six months ended June 30, 2025, as compared to deposits of almost $21.3 million and $42.1 million during the same periods in 2024. During the three and six months ended June 30, 2025, we had 19,675 and 49,621 active users as compared to 22,505 and 36,065 active users for the same periods in 2024. Furthermore, during the three and six months ended June 30, 2025, we had6,050 and 21,743 first time depositors as compared to12,221 and 24,183 first time depositors for the same periods in 2024. During the three and six months ended June 30, 2025, we had17,036 and 44,325 unique depositors as compared to 21,170 and 41,975 unique depositors for the same periods in 2024. Our net gaming revenue was $5.8 million and $11.0 million for the three and six months ended June 30, 2025, as compared to $5.7 million and $12.0 million for the same periods in 2024.

Our gaming operations extend across international markets by arrangements that utilize third party licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up Media we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as give us the ability to scale much quicker and more effectively than many of our competitors. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provide us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 90 dedicated game development studios.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Revenues, net	$6,936	$5,803	$13,707	$12,310

Operating expenses
Direct operating costs:
Related party	451	670	898	1,422
Other	2,523	2,493	4,756	5,069
General and administrative:
Related party	1	8	3	25
Other	2,335	1,918	5,135	4,607
Advertising and promotions:
Related party	258	162	984	355
Other	1,492	1,678	4,904	3,523
Product and software development:
Related party	—	57	—	147
Other	378	297	741	467
Total operating expenses	7,438	7,283	17,421	15,615
Loss from operations	(502)	(1,480)	(3,714)	(3,305)

Other expenses
Interest expense, net	(53)	(24)	(99)	(50)
Other (expense) income	—	—	(1)	2
Total other expenses	(53)	(24)	(100)	(48)

Loss before income taxes	(555)	(1,504)	(3,814)	(3,353)
Income tax expense	37	—	54	—
Net loss	$(592)	$(1,504)	$(3,868)	$(3,353)

Other comprehensive loss
Foreign currency translation adjustment	(80)	(40)	(32)	(128)
Comprehensive loss	$(672)	$(1,544)	$(3,900)	$(3,481)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.07)	$(0.21)	$(0.46)	$(0.48)
Weighted average common shares outstanding – basic and diluted	8,408,820	7,012,430	8,402,945	7,001,102

Financial highlights and trends

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2025	2024	2025	2024

Revenues	$6,936	$5,803	$13,707	$12,310
Net loss	(592)	(1,504)	(3,868)	(3,353)
Adjusted EBITDA (1)	362	(931)	(2,161)	(1,715)
Basic and diluted loss per share	(0.07)	(0.21)	(0.46)	(0.48)
Adjusted earnings (loss) per share (2)	0.04	(0.13)	(0.26)	(0.24)

(1) Adjusted EBITDA is a non-GAAP financial measure. See "Non-GAAP Information" below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

(2) Adjusted earnings (loss) per share is a non-GAAP financial measure. See "Non-GAAP Information" below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Non-GAAP information

This Report includes Adjusted EBITDA and Adjusted Earnings (Loss) Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share are not intended to be a substitute for any U.S. GAAP financial measure. As calculated, they may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net income (loss) before the impact of interest income and expense, income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We define and calculate Adjusted Earnings (Loss) Per Share as basic earnings (loss) per share attributable to common stockholders before the impact of amortization of acquired intangible assets; stock-based compensation; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA and Adjusted Earnings (Loss) Per Share exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of severance costs), non-cash expenditures (for example, in the case of amortization of acquired intangible assets, depreciation and amortization and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest expense).

Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Revenues	$6,936	$5,803	$13,707	$12,310
Net loss	(592)	(1,504)	(3,868)	(3,353)

Add back items:
Stock-based compensation expense (1)	501	148	809	673
Depreciation and amortization (2)	84	57	160	107
Interest expense, net	53	24	99	50
Income tax	37	—	54	—
Foreign exchange transaction loss	151	250	329	715
Other (3)	128	94	256	93
Adjusted EBITDA	$362	$(931)	$(2,161)	$(1,715)
Adjusted EBITDA margin	5.22%	(16.04)%	(15.77)%	(13.93)%
Adjusted earnings (loss) per share	0.04	(0.13)	(0.26)	(0.24)

(1) Includes restricted shares, stock options, equity-settled restricted share units, cash-settled restricted share units and equity-settled performance-based restricted share units granted to employees and directors (including related employer payroll taxes).

(2) Includes amortization of intangible assets generated through business acquisitions and depreciation of property and equipment, amortization of contract costs, and amortization of internally developed software and other intangible assets. Excludes amortization of right of use assets.

(3) Includes severance costs and non-recurring compensation payments and gain/loss on disposal of assets.

Revenue

Revenue increased by $1.4 million or 11%, to $13.7 million during the six months ended June 30, 2025, as compared to $12.3 million during the six months ended June 30, 2024 as we focused on different markets that produced more favorable customers.

Net gaming revenue decreased by $1.0 million or 9% to $11.0 million during the six months ended June 30, 2025, as compared to $12.0 million during the six months ended June 30, 2024. The amount of real money bets during the six months ended June 30, 2025, and 2024 was approximately $306.4 million and $347.2 million, respectively. The decrease in net gaming revenue was primarily due to a more concerted marketing effort in major casino markets as the Company refines adding more sustainable and profitable revenues in our best markets.

Net revenue generated through intra-group services arrangement increased by $2.4 million or 841% to $2.7 million during the six months ended June 30, 2025, as compared to $290 thousand during the six months ended June 30, 2024. The increase was primarily due to utilizing more existing relationships with companies that are in the markets the Company is focusing on.

Revenue increased by $1.1 million or 20%, to $6.9 million during the three months ended June 30, 2025, as compared to $5.8 million during the three months ended June 30, 2024.This is due to exiting certain markets and focusing efforts on markets that produce more profitable revenue.

Net gaming revenue increased by $96 thousand or 2% to $5.8 million during the three months ended June 30, 2025, as compared to $5.7 million during the three months ended June 30, 2024. With revenue increasing the Company is realizing the new marketing efforts that focus on acquiring higher value customers. The amount of real money bets during the three months ended June 30, 2025 and 2024 was approximately $153.2 million and $159.8 million, respectively.

Net revenue generated through intra-group services arrangement increased by $1.0 million or 934% to $1.1 million during the three months ended June 30, 2025, as compared to $111 thousand during the three months ended June 30, 2024. The increase was primarily due to continued optimization of marketing efforts.

The Company’s revenue by country for those with significant revenue for the periods indicated are as follows:

	Six Months Ended June 30,
(in thousands)	2025		2024
Finland	$7,942	57%	$4,813	39%
New Zealand	2,954	22%	3,096	25%
Canada	1,355	10%	1,776	14%
Norway	909	7%	1,878	15%
Rest of world	547	4%	747	7%
Total Revenue	$13,707	100%	$12,310	100%

	Three Months Ended June 30,
(in thousands)	2025		2024
Finland	$3,961	57%	$2,371	41%
New Zealand	1,419	20%	1,513	26%
Canada	688	10%	770	13%
Norway	490	7%	773	13%
Rest of world	378	6%	376	7%
Total Revenue	$6,936	100%	$5,803	100%

Direct operating costs

Direct operating costs (related party) decreased by $524 thousand or 37%, to $898 thousand during the six months ended June 30, 2025, as compared to $1.4 million for the six months ended June 30, 2024, which is primarily related to the shift in marketing strategy from revenue sharing that began in the current quarter but will increase later in the year.

Direct operating costs (other) decreased by $313 thousand or 6%, to $4.8 million during the six months ended June 30, 2025, as compared to $5.1 million for the six months ended June 30, 2024, which is primarily related to a decrease in affiliate revenue sharing along with lower payment provider fees.

Of the total direct operating costs of $5.7 million and $6.5 million for the six months ended June 30, 2025, and 2024, respectively, $2.3 million and $2.8 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

Direct operating costs (related party) decreased by $219 thousand or 33%, to $451 thousand during the three months ended June 30, 2025, as compared to $670 thousand for the three months ended June 30, 2024, which is primarily related to the Company making adjustments in the marketing strategy focusing on cost cutting and utilizing marketing channels that focus on the desired markets.

Direct operating costs (other) stayed flat increasing by $30 thousand or 1%, to $2.5 million for the three months ended June 30, 2025, as compared to $2.5 million for the three months ended June 30, 2024.

Of the total direct operating costs of $3.0 million and $3.2 million for the three months ended June 30, 2025, and 2024, respectively, $1.2 million and $1.4 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

Total general and administrative expenses were $5.1 million for the six months ended June 30, 2025, as compared to $4.6 million for the six months ended June 30, 2024.

General and administrative expenses (related party) decreased by $22 thousand or 88%, to $3 thousand for the six months ended June 30, 2025, as compared to $25 thousand for the six months ended June 30, 2024. Staying flat period over period.

General and administrative expenses (other) increased by $528 thousand or 11%, to $5.1 million for the six months ended June 30, 2025, as compared to $4.6 million for the six months ended June 30, 2024. The increase was primarily driven by an increase in stock based compensation expense and increased audit fees after the Company's initial public offering in October 2024.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which were $329 thousand for the three months ended June 30, 2025, as compared to $715 thousand for the three months ended June 30, 2024.

Total general and administrative expenses were $2.3 million for the three months ended June 30, 2025, as compared to $1.9 million for the six months ended June 30, 2024.

General and administrative expenses (related party) decreased by $7 thousand or 88%, to $1 thousand for the three months ended June 30, 2025, as compared to $8 thousand for the three months ended June 30, 2024. Staying flat period over period.

General and administrative expenses (other) increased by $417  thousand or 22% , to $2.3  million for the three months ended June 30, 2025 , as compared to $1.9  million for the three months ended June 30, 2024 . The increase was primarily driven by an increase in stock based compensation expense and audit fees associated with the Company's initial public offering in October 2024.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which were $151 thousand for the three months ended June 30, 2025, as compared to $250 thousand for the three months ended June 30, 2024.

Advertising and promotions

Total advertising and promotion expenses were $5.9 million for the six months ended June 30, 2025, as compared to $3.9 million for the six months ended June 30, 2024.

Advertising and promotions expenses (related party) increased by $629 thousand or 177%, to $984 thousand for the six months ended June 30, 2025, as compared to $355 thousand for the six months ended June 30, 2024. The increase was primarily related to increased marketing spend utilizing initial public offering funds.

Advertising and promotions expenses (other) increased by $1.4 million or 39%, to $4.9 million for the six months ended June 30, 2025, as compared to $3.5 million for the six months ended June 30, 2024. The increase is attributable to increased marketing spend utilizing initial public offering funds.

Total advertising and promotion expenses were $1.8 million for the three months ended June 30, 2025, as compared to $1.8 million for the three months ended June 30, 2024.

Advertising and promotions expenses (related party) increased by $96  thousand or 59% , to $258  thousand for the three months ended June 30, 2025 , as compared to $162  thousand for the three months ended June 30, 2024 . The increase is primarily attributable to increased marketing spend following the Company's new marketing strategy.

Advertising and promotions expenses (other) decreased by $186  thousand or 11% , to $1.5  million for the three months ended June 30, 2025 , as compared to $1.7  million for the three months ended June 30, 2024 . The decrease is attributable to a new marketing strategy cutting costs and using more proven affiliates in the Company's focused markets.

Product and software development

Total product and software expenses were $741 thousand for the six months ended June 30, 2025, as compared to $614 thousand for the six months ended June 30, 2024.

Product and software development expenses (related party) was $0 for the six months ended June 30, 2025, as compared to $147 thousand for the six months ended June 30, 2024. The decrease is due to the Company utilizing internal software development team.

Product and software development expenses (other) increased by $274 thousand or 59%, to $741 thousand for the six months ended June 30, 2025 as compared to $467 thousand for the six months ended June 30, 2024. The increase was primarily related to the Company utilizing internal software development team, shifting from using related party.

Total product and software expenses were $378 thousand for the three months ended June 30, 2025, as compared to $354 thousand for the three months ended June 30, 2024.

Product and software development expenses (related party) was $0  thousand for the three months ended June 30, 2025 , as compared to $57  thousand for the three months ended June 30, 2024 . Staying flat period over period.

Product and software development expenses (other) increased by $81  thousand or 27% , to $378  thousand for the three months ended June 30, 2025  as compared to $297  thousand for the three months ended June 30, 2024 . Staying relatively flat period over period.

Loss from operations

Loss from operations was $3.7 million for the six months ended June 30, 2025, as compared to $3.3 million for the six months ended June 30, 2024, primarily due to higher costs in marketing in the first quarter of 2025. In the current quarter the Company implemented a new marketing strategy focused on acquiring more high value players per dollar of marketing spend.

Loss from operations was $502 thousand for the three months ended June 30, 2025, as compared to $1.5 million for the three months ended June 30, 2024, primarily due to the updated marketing strategy and streamlining operations to manage costs more effectively.

Interest expense, net

Interest expense, net was $99 thousand for the six months ended June 30, 2025, as compared to $50 thousand for the six months ended June 30, 2024, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain purchase liability (a related party liability).

Interest expense, net was $53 thousand for the three months ended June 30, 2025, as compared to $24 thousand for the three months ended June 30, 2024, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Loss before income taxes

Loss before income taxes was $3.8 million for the six months ended June 30, 2025, as compared to $3.4 million for the six months ended June 30, 2024.

Loss before income taxes was $555 thousand for the three months ended June 30, 2025, as compared to loss before income taxes of $1.5 million for the three months ended June 30, 2024.

Income tax expense (benefit)

Income tax expense (benefit) was $54 thousand and $0 for the six months ended June 30, 2025 and June 30, 2024, respectively.

Income tax expense (benefit) was $37 for the three months ended June 30, 2025 and 2024.

Net loss

Net loss was $3.9 million for the six months ended June 30, 2025, as compared to net loss of $3.4 million for the six months ended June 30, 2024.

Net loss was $592 thousand for the three months ended June 30, 2025, as compared to net loss of $1.5 million for the three months ended June 30, 2024.

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

Our quarterly and annual financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offerings, we offer local progressive jackpot games that are operated by us and larger progressive jackpots which are “global,” operating across multiple operators and guaranteed by our game suppliers. Each time a customer plays one of our local progressive jackpot games, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the local progressive jackpot decreases our cash position and, depending upon the size of the jackpot, payouts may have a significant negative affect on our cash flow and financial condition. Global progressive jackpots are guaranteed and paid by the game suppliers and are not a liability directly affecting us.

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

We had $2.7 million in cash and cash equivalents as of June 30, 2025 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the six months ended June 30, 2025 we had net loss of $3.9 million and had net cash used operations of $4.4 million. As of June 30, 2025, we had an accumulated deficit of $31.0 million and negative working capital of $5.0 million.

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

At June 30, 2025 and December 31, 2024, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(4,448)	$(1,130)
Net cash used in investing activities	(296)	(242)
Net cash (used in) provided by financing activities	(90)	337
Effective of exchange rate changes on cash	496	211
Net change in cash and cash equivalents, and restricted cash	$(4,338)	$(824)

Net cash used in operations during the six months ended June 30, 2025, increased by $3.3 million to $4.4 million as compared to net cash provided by operations of $1.1 million during the six months ended June 30, 2024. The increase during the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, is primarily due to increased net loss and increased cash outflows related to the large increase in marketing spend.

Net cash used in investing activities during the six months ended June 30, 2025, was $296 thousand as compared to net cash used in investing activities of $242 thousand during the six months ended June 30, 2024. The change is due to an increase in capitalized internal-use software costs offset by lower purchases of property and equipment during the period.

Net cash used in financing activities for the six months ended June 30, 2025 was $90 thousand as compared to net cash provided by financing activities of $337 thousand for the six months ended June 30, 2024, and is related to the cash settlement of an affiliated debt.

Restricted cash (current) was $934 thousand and $1.1 million at June 30, 2025 and  December 31, 2024, respectively.

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

We evaluated qualitative factors at June 30, 2025 and December 31, 2024 related to the HighRoller domain name and concluded that it is not more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. Therefore, no further impairment considerations were deemed necessary on the HighRoller domain name as of June 30, 2025 and December 31, 2024.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2024 or the period ended June 30, 2025.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of June 30, 2025, the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of June 30, 2025, the end of the period covered by this Form 10-Q, we did not maintain effective disclosure controls and procedures at the reasonable assurance level, as described below.

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

●

The Company has retained the services of qualified outside consultants with expertise in performing specific accounting and finance tasks or functions, and to assist in the design and installation of accounting and internal control systems. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will continue through 2025, and possibly longer. While the deficiencies described above did not result in any material misstatements to the Company’s condensed unaudited consolidated financial statements for the period ended June 30, 2025, they did represent a material weakness as of June 30, 2025, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is in the process of implementing a plan to remediate the material weakness described above as soon as possible.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

The Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd., a subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company currently is not targeting these markets and does not anticipate any further claims of a similar nature that may be material in these markets. See Note 14, Commitments and Contingencies, of Notes to Condensed Consolidated Financial Statements.

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

Except as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the six months ended June 30, 2025.

The Company has received notification from the NYSE American LLC that the Company is no longer in compliance with NYSE American’s continued listing standards and has submitted a Plan to the NYSE American to regain compliance; in the event the NYSE American does not accept the Plan or we do not ultimately regain compliance, our securities could ultimately be delisted from the NYSE American.

On June 4, 2025, the Company was notified by NYSE American LLC that due to reporting of stockholders’ equity of approximately $2.8 million, the Company no longer meets the requirement that it must have no less than $4 million or more in stockholders’ equity pursuant to the continued listing standards set forth under Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) because the Company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2024 and the Company does not qualify for an exemption under Section 1003(a) of the Company Guide. The Company submitted a plan of compliance (the “Plan”) on July 7, 2025 addressing how it intends to regain compliance with the continued listing standards by December 4, 2026 and we expect a response from the NYSE American in mid August 2025. If the NYSE American accepts the Company’s Plan, the Company will be able to continue its listing during the Plan period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not accepted, or is accepted but the Company is not in compliance with the continued listing standards by December 4, 2026 or if the Company does not make progress consistent with the Plan during the Plan period, the Company will be subject to delisting procedures as set forth in the NYSE American Company Guide. The Company is committed to undertaking a transaction or transactions in the future to achieve compliance with the NYSE American’s requirements. However, there can be no assurance that the Company will be able to achieve compliance with the NYSE American’s continued listing standards within the required timeframe.

While the Notice has no immediate impact on the listing of the Company’s shares of common stock, which will continue to be listed and traded on the NYSE American during this period, subject to the Company’s compliance with the other listing requirements of the NYSE American, if the Common Stock ultimately were to be delisted for any reason, it could negatively impact the Company by (i) reducing the liquidity and market price of the Company’s Common Stock; (ii) reducing the number of investors willing to hold or acquire the Common Stock, which could negatively impact the Company’s ability to raise equity financing; and (iii) limiting the Company’s ability to use a registration statement to offer and sell freely tradable securities, thereby preventing the Company from accessing the public capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During our last fiscal quarter no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

HIGH ROLLER TECHNOLOGIES, INC.

Date: August 12, 2025	/s/ Ben Clemes
Ben Clemes
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2025	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)