Form 10-Q
period 2025-09-30
High Roller Technologies, Inc.
filed 2025-11-12
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, there were 8,497,511 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
(in thousands, except share and per share data)	2025	2024
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$2,728	$6,869
Restricted cash	770	1,085
Prepaid expenses and other current assets	392	825
Total current assets	3,890	8,779
Due from affiliates	1,362	1,624
Property and equipment, net	406	372
Operating lease right-of-use asset, net	877	910
Intangible assets, net	5,806	4,899
Deferred tax asset	3,642	—
Other assets	60	41
Total assets	$16,043	$16,625

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,118	$1,560
Accrued expenses	3,657	4,307
Player liabilities	866	662
Due to affiliates	2,892	3,406
Short-term unsecured notes payable to stockholders	—	90
Operating leases obligation, current	186	143
Total current liabilities	8,719	10,168
Other liabilities	61	7
Operating lease obligation, noncurrent	683	729
Total liabilities	9,463	10,904
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 8,473,303 shares and 8,350,882 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	32,699	31,557
Accumulated deficit	(27,344)	(27,143)
Accumulated other comprehensive income	1,217	1,299
Total stockholders’ equity	6,580	5,721
Total liabilities and stockholders’ equity	$16,043	$16,625

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Revenues, net	$6,281	$7,516	$19,988	$19,826

Operating expenses
Direct operating costs:
Related party	960	945	1,858	2,568
Other	1,724	2,671	6,480	7,740
General and administrative:
Related party	2	2	5	167
Other	2,449	1,877	7,584	7,169
Advertising and promotions:
Related party	93	194	1,076	408
Other	642	1,942	5,546	4,819
Product and software development:
Related party	—	46	—	193
Other	331	313	1,073	541
Total operating expenses	6,201	7,990	23,622	23,605
Income (loss) from operations	80	(474)	(3,634)	(3,779)

Other expenses
Interest expense, net	(55)	(27)	(154)	(77)
Other (expense) income	—	—	(1)	2
Total other expenses	(55)	(27)	(155)	(75)

Income (loss) before income taxes	25	(501)	(3,789)	(3,854)
Income tax expense (benefit)	(3,642)	—	(3,588)	—
Net income (loss)	$3,667	$(501)	$(201)	$(3,854)

Other comprehensive loss
Foreign currency translation adjustment	(50)	145	(82)	17
Comprehensive income (loss)	$3,617	$(356)	$(283)	$(3,837)

Net income (loss) per common share:
Net income (loss) per common share – basic	$0.43	$(0.07)	$(0.02)	$(0.55)
Weighted average common shares outstanding – basic	8,467,841	7,013,302	8,424,869	7,005,541

Net income (loss) per common share:
Net income (loss) per common share – diluted	$0.39	$(0.07)	$(0.02)	$(0.55)
Weighted average common shares outstanding – diluted	9,522,279	7,013,302	8,424,869	7,005,541

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity (Deficit)

December 31, 2023	6,967,278	$7	$22,052	$(21,220)	$1,466	$2,305
Shares issued for vesting of restricted stock units	33,881	—	—	—	—	—
Share-based compensation	—	—	525	—	—	525
Net loss	—	—	—	(1,849)	—	(1,849)
Foreign currency translation	—	—	—	—	(88)	(88)
March 31, 2024	7,001,159	$7	$22,577	$(23,069)	$1,378	$893
Shares issued for vesting of restricted stock units	11,649	—	—	—	—	—
Share-based compensation	—	—	148	—	—	148
Net loss	—	—	—	(1,504)	—	(1,504)
Foreign currency translation	—	—	—	—	(40)	(40)
June 30, 2024	7,012,808	$7	$22,725	$(24,573)	$1,338	$(503)
Shares issued for vesting of restricted stock units	2,209	—	—	—	—	—
Share-based compensation	—	—	80	—	—	80
Net loss	—	—	—	(501)	—	(501)
Foreign currency translation	—	—	—	—	145	145
September 30, 2024	7,015,017	$7	$22,805	$(25,074)	$1,483	$(779)

December 31, 2024	8,350,882	8	31,557	(27,143)	1,299	5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801
Shares issued for vesting of restricted stock units	85,325	—	—	—	—	—
Share-based compensation	—	—	501	—	—	501
Net loss	—	—	—	(592)	—	(592)
Foreign currency translation	—	—	—	—	(80)	(80)
June 30, 2025	8,460,675	$8	$32,366	$(31,011)	$1,267	$2,630
Shares issued for vesting of restricted stock units	12,628	—	—	—	—	—
Share-based compensation	—	—	333	—	—	333
Net income	—	—	—	3,667	—	3,667
Foreign currency translation	—	—	—	—	(50)	(50)
September 30, 2025	8,473,303	$8	$32,699	$(27,344)	$1,217	$6,580

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash flows from operating activities
Net loss	$(201)	$(3,854)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	257	172
Foreign exchange gain	—	(1)
Noncash interest expense	158	78
Noncash lease expense	147	57
Change in deferred taxes	(3,642)	—
Share-based compensation	1,142	753
Loss on liquidation of Ellmount Support	—	10
Changes in operating assets and liabilities:
Due from affiliates	456	523
Prepaid expenses and other current assets	453	(162)
Other assets	(9)	208
Accounts payable	(830)	917
Accrued expenses	(1,201)	(336)
Player liabilities	110	280
Due to affiliates	(1,306)	—
Operating lease liabilities	(114)	—
Other liabilities	54	—
Net cash used in operating activities	(4,526)	(1,355)
Cash flows from investing activities
Investment in capitalized software	(450)	(150)
Purchase of property and equipment	(30)	(175)
Net cash used in investing activities	(480)	(325)
Cash flows from financing activities
Payment of deferred offering costs	—	(163)
Settlement of affiliated debt	(90)	—
Proceeds from issuance of debt	—	500
Liquidation of Ellmount Support	—	(3)
Net cash (used in) provided by financing activities	(90)	334
Effect of exchange rate changes on cash, cash equivalents and restricted cash	640	222
Net change in cash, cash equivalents, and restricted cash	(4,456)	(1,124)
Cash, cash equivalents, and restricted cash – beginning of period	7,954	4,045
Cash, cash equivalents, and restricted cash – end of period	$3,498	$2,921

Non-cash financing activities:
Acquisition of right of use asset in exchange for lease obligations	$—	$975

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. Through its subsidiaries, High Roller operates a licensed online gaming business offering casino games to customers in multiple jurisdictions under its ‘High Roller’, ‘Fruta’ and ‘Kassuuu’ brand names. Through our Ellmount Entertainment Ltd. subsidiary, the Company operates its CasinoRoom.com affiliate model site further enabling us to support any future brands we may launch or acquire with targeted traffic. The Company completed its initial public offering and listed its common stock on the NYSE American in October 2024.

Subsidiaries of Ellmount Entertainment

Wowly NV (“Wowly”) is a wholly owned subsidiary of Entertainment. Wowly, which is organized in Curacao, manages certain internet related advertising services on behalf of Entertainment.

Subsidiaries of High Roller

The following are our wholly owned subsidiaries:

•         HR Entertainment LTD,

On March 17, 2022, the Company acquired HR Entertainment Ltd, an entity organized under the laws of British Virgin Islands, which holds a worldwide license to operate the HighRoller.com domain, and HR Entertainment became a wholly-owned subsidiary of the Company.

•         Lunar Ventures Limited

On May 30, 2023, Lunar Ventures Limited was incorporated in Malta. The services provided by Ventures principally include customer support, activation, and retention, risk management, payments, and fraud management, Facebook maintenance and telemarketing, and monthly reporting on support transactions.

•         Interstellar Entertainment N.V

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

•         Deep Dive Holdings LTD

Deep Dive Holdings LTD, which was organized in Malta in September 2024, acts as a holding company for our consolidated Maltese operating and service entities and has no operations.

•         HRMT Services Ltd.

On March 3, 2025, HRMT Services Ltd. was incorporated in Malta and currently has no operations.

•         HRON Services Ltd

On March 13, 2025, HRON Services Ltd. was incorporated in Malta. The purpose of this entity is to obtain a gambling license in Ontario, Canada.

•         Overstory LLC

On April 3, 2025, Overstory LLC was incorporated in Wyoming and currently has no operations.

•         Ontario Inc

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

(unaudited)

Note 2 — Summary of significant accounting policIes

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

In the opinion of management, these unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and notes thereto of the Company and include all adjustments, consisting only of normal recurring adjustments considered necessary for the fair presentation of the Company’s financial position and operating results. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year or any future periods.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation. Due to the amended services agreement between Ellmount Entertainment LTD. and Spike Up Media AB certain expenses have been reclassed from advertising and promotions to direct operating costs (related party), for comparative purposes. For the three months ended September 30, 2024, $348 thousand was reclassed. For the nine months ended September 30, 2024, $548 thousand was reclassed.

GOING CONCERN

The Company had a net working capital deficiency of $4.8 million, an accumulated deficit of $27.3 million and unrestricted cash resources of $2.7 million at September 30, 2025. During the year ended December 31, 2024, the Company incurred a net loss of $5.9 million. During the three months ended September 30, 2025 and 2024, the Company incurred a net income of $3,667 thousand and a net loss of $501 thousand, respectively. During the nine months ended September 30, 2025 and 2024, the Company incurred a net loss of $0.2 million and $3.9 million, respectively.

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

As a result of these factors, at September 30, 2025, management concluded that there was substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern for 12 months from the date that these condensed consolidated financial statements are being issued is dependent upon its ability to generate sufficient cash flows from operations to meet its obligations, which it has not been able to accomplish to date, and to obtain additional capital financing as may be necessary, of which there can be no assurance  that the Company will be successful in these efforts. The accompanying condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

The Company conducted an impairment analysis with respect to the casino room trademarks and HighRoller domain names at September 30, 2025, which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the nine months ended September 30, 2025 and 2024.

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

Interstellar Entertainment N.V. maintains accounts with various intermediary parties to segregate cash that resides in customers’ interactive gaming accounts from cash used in operating activities. Player funds denoted as such at the end of each period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming withdrawals that were initiated by players but that are still pending at the end of each period, and the value of any bets that are unsettled at the end of each period.

DUE FROM AFFILIATES

Due from affiliates consists of amounts expected to be collected from certain affiliated companies under common control. Amounts due reflect the revenues recorded by the Company under services arrangements related to non-core revenue generated from maintenance and operations of the domain casinoroom.com. As of  September 30, 2025 and December 31, 2024, due from affiliates primarily reflected amounts due from Spike Up and Happy Hour Entertainment Holdings (see Note 12). On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the periods presented in the consolidated financial statements.

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

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented in the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of September 30, 2025 and December 31, 2024, 98% and 33%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net income (loss) and are included within general and administrative expenses. For the nine months ended September 30, 2025 and 2024, the Company incurred foreign currency transaction losses of $421 thousand and $1,084 thousand, respectively. For the three months ended September 30, 2025 and 2024, the Company incurred foreign currency transaction losses of $92 thousand and $369 thousand, respectively. While the Company expects these losses to persist through 2025, it continues to manage and negotiate contracts with payment providers.

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

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RecentLY ADOPTED Accounting Pronouncements

In December 2023, the FASB issued ASU 2023- 09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023- 09”). The amendments in ASU 2023- 09 are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023- 09 is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023- 09 on January 1, 2025. The new disclosures will be reflected in the Company's annual consolidated financial statements for the year ended December 31, 2024. The adoption of ASU 2023- 09 was not material to the Company.

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

Note 3 — Revenue

The components of disaggregated revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net gaming revenue	$4,865	$6,470	$15,844	$18,490
Net revenue generated through non-core services	1,416	1,046	4,144	1,336
Total Revenue	$6,281	$7,516	$19,988	$19,826

All the Company’s revenue generated through non-core services can be attributed to Sweden. The Company’s net gaming revenue by country for those with significant revenue for the three and nine months ended September 30, 2025 and 2024 is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2025		2024
Finland	$2,686	56%	$3,268	50%
New Zealand	1,213	25%	1,398	22%
Norway	267	5%	804	12%
Canada	595	12%	755	12%
Rest of world	104	2%	245	4%
Total Revenue	$4,865	100%	$6,470	100%

	Nine Months Ended September 30,
(in thousands)	2025		2024
Finland	$9,043	57%	$6,192	34%
New Zealand	3,575	23%	5,909	32%
Norway	997	6%	2,850	15%
Canada	1,681	11%	2,607	14%
Rest of world	548	3%	932	5%
Total Revenue	$15,844	100%	$18,490	100%

As of September 30, 2025 and December 31, 2024, the Company did not record any contract assets or liabilities.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$2,728	$6,869
Restricted cash	770	1,085
Total cash and cash equivalents, and restricted cash	$3,498	$7,954

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents:
Malta	$2,016	$607
Finland	292	431
Switzerland	97	81
United Kingdom	90	57
United States	83	5,307
Cyprus	4	14
Lithuania	—	313
Other	146	59
Restricted cash
United Kingdom	265	164
Denmark	263	160
Malta	212	566
Cyprus	23	188
Other	7	7
Total cash and cash equivalents, and restricted cash	$3,498	$7,954

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
VAT recoverable	$48	$77
Prepaid insurance	334	428
Payment provider receivables	10	92
Other prepaids	—	228
Total prepaid and other current assets	$392	$825

Note 6 — Intangible assets, Net

Intangible assets, net at September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30, 2025
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Domain name	Indefinite	$4,714	$—	$—	$4,714
Trademarks	Indefinite	1,402	—	(949)	453
Capitalized software	3	1,072	(722)	—	350
Capitalized license	Indefinite	289	—	—	289
		$7,477	$(722)	$(949)	$5,806

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2024
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Domain name	Indefinite	$4,129	$—	$—	$4,129
Trademarks	Indefinite	1,237	—	(949)	288
Capitalized software	3	817	(335)	—	482
		$6,183	$(335)	$(949)	$4,899

Trademarks and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe. There was no impairment during the three and nine months ended September 30, 2025 and 2024.

For the nine months ended September 30, 2025 and 2024, the Company capitalized costs of $450 thousand and $150 thousand incurred with respect to internal-use software, respectively. The customer database was fully amortized in 2014, but was still in use through September 30, 2025. The Company recorded $75 thousand and $53 thousand in amortization expense on internal-use software for the three months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recorded $207 thousand and $141 thousand in amortization expense on internal-use software for the nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company’s internal use software is in use in Europe.

Note 7 — Property and equipment

Property and equipment at September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Machinery, furniture, and equipment	$285	$225
Leasehold improvements	221	195
	506	420
Less: accumulated depreciation	(100)	(48)
Total property and equipment, net	$406	$372

The Company recorded depreciation expense on property and equipment of $15 thousand and $0 thousand for the three months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company recorded depreciation expense on property and equipment of $43 thousand and $31 thousand for the nine months ended September 30, 2025 and 2024, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

Note 8 — Accrued expenses

Accrued Expenses at September 30, 2025 and December 31, 2024, are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Accrued marketing	$1,154	$1,553
VAT and other non income tax liabilities	1,114	1,503
Accrued expenses	726	847
Accrued licensing fee	505	335
Accrued payroll	53	23
Other accrued expenses	105	46
Total accrued expenses	$3,657	$4,307

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

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 — Net INCOME (loss) per share

The computation of net income (loss) per common share and the weighted average common shares outstanding for the three and nine months ended September 30, 2025 and 2024, is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024
Basic
Net income (loss)	$3,667	$(501)	$(201)	$(3,854)
Weighted average number of shares used in computing net income (loss) per share – basic	8,467,841	7,013,302	8,424,869	7,005,541
Net income (loss) per share - basic	$0.43	$(0.07)	$(0.02)	$(0.55)
Diluted
Net income (loss)	$3,667	$(501)	$(201)	$(3,854)
Weighted average number of shares used in computing net income (loss) per share – diluted	9,522,279	7,013,302	8,424,869	7,005,541
Net income (loss) per share - diluted	$0.39	$(0.07)	$(0.02)	$(0.55)

As of September 30, 2025 and 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three and nine months ended September 30, 2025 and 2024 as their effect would have been anti-dilutive. The additional securities are excluded from the dilutive earnings per share calculation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Stock options	—	209,703	642,600	209,703
Restricted stock units	—	99,966	140,749	99,966
Warrants	—	39,172	101,672	39,172
	—	348,841	885,021	348,841

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

A summary of option activity for the nine months ended September 30, 2025, and the year ended December 31, 2024, is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - January 1, 2024	88,453	$2.29	3.67
Granted	940,000	$5.42	9.80
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(90,000)	$6.33	—
Outstanding - December 31, 2024	938,453	$5.08	9.20
Granted	402,901	$2.66	9.56
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(698,754)	$4.88	—
Outstanding - September 30, 2025	642,600	$3.72	8.34
Exercisable - September 30, 2025	245,101	$3.83	6.52

Options granted during the nine months ended September 30, 2025 and 2024, were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Nine Months Ended
September 30, 2025
Weighted average grant date fair value	$1.74-1.96
Expected term (years)	5.14-5.52
Risk-free interest rate	3.5-4.23%
Expected volatility	51.00%
Expected dividends yield	—%
Exercise price	$2.20-2.96

For the Nine Months Ended
September 30, 2024
Weighted average grant date fair value	$3.91
Expected term (years)	5.14-5.52
Risk-free interest rate	4.0-4.1%
Expected volatility	68.0%
Expected dividends yield	—%
Exercise price	$6.33

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

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$245	$23	$700	$257
Advertising and promotions	—	10	—	49
Product software and development	—	10	—	49
Total	$245	$43	$700	$355

Compensation costs related to non-vested option rewards not yet recognized as of September 30, 2025, was $655 thousand and will be recognized over the next 3 years.

A summary of RSU activity for the nine months ended September 30, 2025, and the year ended December 31, 2024, is presented below:

	Number of Units	Weighted Average Grant Date FV
RSUs outstanding at January 1, 2024	93,823	$8.07
Granted	306,623	$5.64
Vested	(48,989)	$7.18
Forfeited	(95,741)	$7.60
RSUs outstanding at December 31, 2024	255,716	$4.13
Granted	224,591	$2.71
Vested	(122,420)	$3.72
Forfeited	(217,138)	$5.51
RSUs outstanding at September 30, 2025	140,749	$2.82

The total fair value of RSUs vested during the nine months ended September 30, 2025 and 2024, was $456 thousand and $344 thousand, respectively.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
General and administrative	$88	$31	$442	$372
Advertising and promotions	—	3	—	13
Product software and development	—	3	—	13
Total	$88	$37	$442	$398

All of the RSUs granted during the nine months ended September 30, 2025, were determined to be time-based RSUs. Total compensation cost related to non-vested time-based RSUs not yet recognized as of September 30, 2025, was approximately $369 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2028. There was no total compensation cost related to non-vested performance-based RSUs not yet recognized as of  September 30, 2025.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of September 30, 2025, and December 31, 2024, the Company had the following warrants outstanding:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Warrants outstanding - January 1, 2024	39,172	$2.37	3.50
Issued	62,500	$10.00	4.81
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2024	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - September 30, 2025	101,672	$7.06	4.40
Warrants exercisable - September 30, 2025	101,672	$7.06	4.40

Note 12 — Related party transactions

Service Agreements

The Company had previously entered into a Services Agreement with Spike Up, pursuant to which, among other things, Spike Up provides certain specified services to the Company, these include marketing and promotion and other operating support for the Company.

For the three months ended September 30, 2025 and 2024, the Company generated revenues of $1,416 thousand and $1,064 thousand, respectively, related to the services performed by Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2025 and 2024, the Company generated revenues of $4,144 thousand and $1,336 thousand, respectively, related to the services performed by Spike Up for the Company, which was included in net revenues in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2025 and 2024, the Company recognized $92 thousand and $164 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.  For the nine months ended September 30, 2025 and 2024, the Company recognized $935 thousand and $436 thousand, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $959 thousand and $592 thousand, respectively, included in direct operating costs.  For the nine months ended September 30, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statement of operations, consisting of $1,858 thousand and $1,959 thousand, respectively, included in direct operating costs.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the unaudited condensed consolidated balance sheets as of September 30, 2025, and December 31, 2024, are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Due from affiliates
Spike Up	$817	$1,120
Happy Hour Entertainment Holdings	545	498
Other	—	6
Total due from affiliates	$1,362	$1,624
Due to affiliates
Spike Up	$2,892	$3,357
Happy Hour Solutions	—	48
Other	—	1
Total due to affiliates	$2,892	$3,406

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

As of September 30, 2025 and December 31, 2024, the total amount due to Spike Up includes $1.5 million related to the HighRoller.com domain name purchase (see Note 6), with the respective remaining balances related to user acquisition costs.

Short-Term Unsecured Notes Payable to Stockholders

On June 6, 2024, the Company entered into interest free short-term unsecured loans with existing shareholders for $500 thousand. The loans are due and payable on or before December 31, 2024. If not paid on or before maturity, the notes will accrue interest at a rate of 10% per year from the date of the original receipt of the funds. The loans are expected to be repaid substantially from operations. The Company repaid $35 thousand on October 28, 2024, converted $375 thousand of the loan into common stock on December 20, 2024, and paid the remaining balance of the loan on January 3, 2025, leaving a loan balance of $0 as of September 30, 2025.

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense (benefit) of $3,588 thousand and $0 for the nine months ended September 30, 2025 and 2024, respectively. The effective tax rates for the nine months ended September 30, 2025 and 2024, were 94.69% and 0.0%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to the discrete recognition of a deferred tax benefit resulting from the release of the valuation allowance on the deferred tax assets of the Company’s Maltese subsidiary, Ellmount Entertainment Ltd, as well as the valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of September 30, 2025 or December 31, 2024.

During the three months ended September 30, 2025, the Company released the valuation allowance related to the deferred tax assets of Ellmount Entertainment Ltd., resulting in a discrete income tax benefit of $3,642 thousand. The Company recognized income tax expense (benefit) for the three months ended September 30, 2024 of $0. This release was based on positive evidence, including a cumulative history of earnings, management’s updated financial projections, recent operating results, and executed revenue contracts that support expectations of continued profitability. In evaluating the realizability of deferred tax assets of Ellmount Entertainment Ltd., management also considered negative evidence such as historical operating losses; however, management concluded that the positive evidence outweighed the negative evidence. The remaining valuation allowance for the Company and its other subsidiaries continues to be maintained where management believes it is not more-likely-than-not that the deferred tax assets will be realized.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted, which includes provisions that impact corporations. OBBBA retroactively permits the immediate expensing of domestic research and experimental expenditures while continuing to require capitalization and amortization of foreign research and experimental expenditures over 15 years under I.R.C. Section 174. The Company did not have any capitalized Section 174 expenditures that would be deductible retroactively by filing amended returns. The Company has evaluated the impact of other OBBBA provisions on its income tax provision and overall tax position and determined there are no material impact on the financial statements.

note 14 — Commitment and contingencies

Legal Claims

The Company operates in an emerging online gaming industry. For internet based online gaming operations, uncertainty may exist as to which country’s law ought to be applied, as internet operations may be perceived to be linked to several jurisdictions. Legislation concerning online gaming is under review in many jurisdictions. The Company monitors the legal situation within the United States, European Union (the “EU”), and any of its key markets to ensure the Company will be in a position to continue operating in those jurisdictions.

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

For the nine months ended September 30, 2025 and 2024, the Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment, Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company has provided an appropriate provision for these claims and related fees, which are included in accrued expenses in the consolidated balance sheets at September 30, 2025 and December 31, 2024. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature in these markets.

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

Right-of-use assets for these administrative office leases as of September 30, 2025, and December 31, 2024, are summarized as follows:

	September 30,	December 31,
(in thousands)	2025	2024
Malta Office	877	910
Operating lease, right-of-use asset, net	$877	$910

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the three months ended September 30, 2025 and 2024, were $10 thousand and $12 thousand, respectively. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s unaudited condensed consolidated statements of operations for the nine months ended September 30, 2025 and 2024, were $179 thousand and $126 thousand, respectively.

Annual maturities analysis under the Malta lease agreement at September 30, 2025, is as follows:

Year ending December 31,
2025 (remainder)	$189
2026	194
2027	199
2028	205
2029	206
Total	993
Less: Present value discount	(124)
Lease obligations, net	$869

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of September 30, 2025, the weighted average remaining lease term is 4.25 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

HIGH ROLLER TECHNOLGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 16 — SEGMENT REPORTING

For the nine months ended September 30, 2025 and 2024, management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which focuses on providing an online gaming casino to customers. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. For the three months ended September 30, 2025 and 2024 adjusted EBITDA was $622 thousand and $40 thousand, respectively. For the nine months ended September 30, 2025 and 2024 adjusted EBITDA was ($1,539) thousand and ($1,675) thousand, respectively. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are direct operating expenses, advertising and promotion expenses, and general and administrative expenses as presented on the consolidated statements of operations.

Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Revenues	$6,281	$7,516	$19,988	$19,826
Net income (loss)	3,667	(501)	(201)	(3,854)

Add back items:
Stock-based compensation expense (1)	333	80	1,142	753
Depreciation and amortization (2)	97	65	257	172
Interest expense, net	55	27	154	77
Income tax	(3,642)	—	(3,588)	—
Foreign exchange transaction loss	92	369	421	1,084
Other (3)	20	—	276	93
Adjusted EBITDA	$622	$40	$(1,539)	$(1,675)

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

There have been no changes in the Company’s segment structure during the nine months ended September 30, 2025 and 2024.

note 17 — Subsequent events

Appointment of Chief Operating Officer

On November 10, 2025, the Board of Directors of the Company appointed Jake Francis age 43 as Chief Operating Officer of the Company, effective November 12, 2025.

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

Our Business

We are an evolving and growth-oriented iGaming and entertainment company that focuses primarily on online casino betting in select markets. Our mission is to offer a consistently superior customer experience by (i) providing fast onboarding, easy log-in and re-log-in, (ii) assuring efficient and secure payment processing, (iii) providing prompt payouts on player winnings, (iv) offering various types of promotions, bonus play and free spins on popular games, (v) maintaining 24/7/365 customer service to assure customer satisfaction and (vi) providing an array of responsible gaming tools and utilizing AI models to ensure a safe gaming experience.

We were incorporated in Delaware in 2021 as a holding company, with the intent to seek an initial public offering on a United States securities exchange. In January 2022 we launched HighRoller.com to deliver more immersive real money gaming experiences for the iCasino market. Prior to our transition to the HighRoller.com Platform we operated our online iCasino activities under the casinoroom.com domain name. We operate an online gaming business offering casino games to customers in various jurisdictions worldwide under the HighRoller.com, Fruta.com, and Kassuuu.com domain names principally utilizing our Curacao license and under our Happy Hour Solutions Agreements accessing revenue generated under the Estonian license. Unless further extended, the Happy Hour Solutions Agreements terminate on the earlier of our receipt of an Estonian license or December 31, 2025.

Through our Platform we provide iCasino, or online casino, consisting of the full suite of games available in land-based casinos, such as blackjack, roulette, baccarat, poker, and slot machines. We generate revenue through hold, or gross winnings, as users play against the house.

We currently are present and active in several markets around the world. Our focus will primarily be to enter regulated markets in Europe, North and South America. We intend to seek entry into one or more regulated North American markets. We currently expect that initial entry into any of these regulated North American by the end of 2026. No assurance can be given that these efforts will prove successful. Our business may suffer if we are unable to open new geographical markets or if we are unable to continue expanding within existing markets.

We are operating and will continue to perpetuate a multi-brand strategy, operating and launching new brands utilizing our current licenses and using our existing resources. The scalability of our Platform allows the Company to use existing resources to launch new brands that provide access to new target demographics and generate new revenues through existing player acquisition channels while maintaining the current cost structure with nominal incremental costs. The conversion of marketing spend into new player acquisition or existing player reactivation on our current and future portfolio of brands will ultimately determine where player acquisition funds are spent on a market-to-market basis. While no assurances can be given that these efforts will be successful, and management’s time as well as nominal incremental costs may be spent with limited financial results, management believes that this strategy mitigates any material negative impact on operations or financial position by leveraging scalable processes and technologies within our Platform. If market reception is successful, a new brand may generate material revenue. We soft launched our second active brand, Fruta.com, in December 2023, allowing select players to test the website prior to going live in February 2024. During September 2025 we launched our third brand, Kassuuu.com. We are currently exploring opportunities for other future brand launches.

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

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

●	quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

●	quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

●	quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298
Q2 2025	19,675	17,036	$153,150
Q3 2025	21,800	20,128	$146,686

We believe that ours is an attractive proposition which extends beyond a dynamic base product offering to one that has a broad selection of entertaining and exciting content having more than 6,000 slot and other iCasino games, with a number of our most popular games being available to play with a live dealer, such as blackjack, video poker, roulette, baccarat, and craps sourced from over 90 content providers. We provide loyalty program offers with generous cash back, inviting hospitality experiences, other welcoming introductory services and longer play incentives. All players are treated to an attractive welcome package of bonuses and free spins on popular slots. Players are also treated to rewards on an ongoing basis, based upon their engagement with the platform, the player is instantly rewarded with free spins at the slots they prefer at their then stake levels of play. We focus on a rapid registration process and allow players one tap search to discover and select their games of choice. Our players also appreciate rapid payment processing through our automated cashier.

We currently accept wagers in multiple currencies. We generated more than $146.7 million and $453.1 million in customer-paid real money bets during the three and nine months ended September 30, 2025, and $158.5 million and $505.7 million in customer-paid real money bets during the three and nine months ended September 30, 2024, utilizing our HighRoller.com, Fruta.com and Kassuuu.com domain names. During the three and nine months ended September 30, 2025, the average revenue per user was $242 and $246 as compared to $279 and $284 per user for the same periods in 2024. User deposits were $23,750 million and $70,896 million during the three and nine months ended September 30, 2025, as compared to deposits of almost $24,040 million and $66,136 million during the same periods in 2024. During the three and nine months ended September 30, 2025, we had 21,800 and 71,421 active users as compared to 25,326 and 70,197 active users for the same periods in 2024. Furthermore, during the three and nine months ended September 30, 2025, we had 10,675 and 32,408 first time depositors as compared to 13,422 and 37,600 first time depositors for the same periods in 2024. During the three and nine months ended September 30, 2025, we had 20,128 and 64,453 unique depositors as compared to 23,224 and 65,199 unique depositors for the same periods in 2024. Our net gaming revenue was $4.9 million and $15.8 million for the three and nine months ended September 30, 2025, as compared to $6.5 million and $18.5 million for the same periods in 2024.

Our gaming operations extend across international markets by arrangements that utilize third party licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up Media we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as the opportunity to scale much more quickly and effectively than many competing brands. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provide us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 90 dedicated game development studios.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2025	2024	2025	2024

Revenues, net	$6,281	$7,516	$19,988	$19,826

Operating expenses
Direct operating costs:
Related party	960	945	1,858	2,568
Other	1,724	2,671	6,480	7,740
General and administrative:
Related party	2	2	5	167
Other	2,449	1,877	7,584	7,169
Advertising and promotions:
Related party	93	194	1,076	408
Other	642	1,942	5,546	4,819
Product and software development:
Related party	—	46	—	193
Other	331	313	1,073	541
Total operating expenses	6,201	7,990	23,622	23,605
Income (loss) from operations	80	(474)	(3,634)	(3,779)

Other expenses
Interest expense, net	(55)	(27)	(154)	(77)
Other (expense) income	—	—	(1)	2
Total other expenses	(55)	(27)	(155)	(75)

Loss before income taxes	25	(501)	(3,789)	(3,854)
Income tax expense	(3,642)	—	(3,588)	—
Net Income (loss)	$3,667	$(501)	$(201)	$(3,854)

Other comprehensive loss
Foreign currency translation adjustment	(50)	145	(82)	17
Comprehensive income (loss)	$3,617	$(356)	$(283)	$(3,837)

Net income (loss) per common share:
Net income (loss) per common share – basic	$0.43	$(0.07)	$(0.02)	$(0.55)
Weighted average common shares outstanding – basic	8,467,841	7,013,302	8,424,869	7,005,541

Net income (loss) per common share:
Net income (loss) per common share – diluted	$0.39	$(0.07)	$(0.02)	$(0.55)
Weighted average common shares outstanding – diluted	9,522,279	7,013,302	8,424,869	7,005,541

Financial highlights and trends

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2025	2024	2025	2024

Revenues	$6,281	$7,516	$19,988	$19,826
Net income (loss)	3,667	(501)	(201)	(3,854)
Adjusted EBITDA (1)	622	40	(1,539)	(1,675)
Basic earnings (loss) per share	0.43	(0.07)	(0.02)	(0.55)
Diluted earnings (loss) per share	0.39	(0.07)	(0.02)	(0.55)
Adjusted earnings (loss) per share (2)	0.07	0.01	(0.18)	(0.24)

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

 Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024

Revenues	$6,281	$7,516	$19,988	$19,826
Net income (loss)	3,667	(501)	(201)	(3,854)

Add back items:
Stock-based compensation expense (1)	333	80	1,142	753
Depreciation and amortization (2)	97	65	257	172
Interest expense, net	55	27	154	77
Income tax	(3,642)	—	(3,588)	—
Foreign exchange transaction loss	92	369	421	1,084
Other (3)	20	—	276	93
Adjusted EBITDA	$622	$40	$(1,539)	$(1,675)
Adjusted EBITDA margin	9.90%	0.53%	(7.70)%	(8.45)%
Adjusted earnings (loss) per share	0.07	0.01	(0.18)	(0.24)

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

Revenue

Revenue increased by $162 thousand or 0.8%, to approximately $20.0 million during the nine months ended September 30, 2025, as compared to $19.8 million during the nine months ended September 30, 2024 staying flat period over period.

Net gaming revenue decreased by $2.6 million or 14.3% to $15.8 million during the nine months ended September 30, 2025, as compared to $18.5 million during the nine months ended September 30, 2024. The amount of real money bets during the nine months ended September 30, 2025, and 2024 was approximately $453.1 million and $505.7 million, respectively. The decrease in net gaming revenue was primarily due to our exits from multiple markets, including Norway in the third quarter of 2025, as the Company pivots to more sustainable and profitable revenues.

Net revenue generated through non-core services increased by $2.8 million or 210.2% to $4.1 million during the nine months ended September 30, 2025, as compared to $1.3 million during the nine months ended September 30, 2024. The increase was primarily due to continued optimization of marketing efforts.

Revenue decreased by $1.2 million or 16.4%, to $6.3 million during the three months ended September 30, 2025, as compared to $7.5 million during the three months ended September 30, 2024.This is due to exiting certain markets and focusing efforts on markets that produce more profitable revenue.

Net gaming revenue decreased by $1.6 million or 24.8% to $4.9 million during the three months ended September 30, 2025, as compared to $6.5 million during the three months ended September 30, 2024 due to the Company exiting the Norway market in the third quarter of 2025 as the Company continues implementing the new marketing strategy.

Net revenue generated through non-core services increased by $370 thousand or 35.4% to $1.4 million during the three months ended September 30, 2025, as compared to $1.0 million during the three months ended September 30, 2024. The increase was primarily due to continued optimization of marketing efforts.

The Company’s revenue by country for those with significant revenue for the periods indicated are as follows:

	Nine Months Ended September 30,
(in thousands)	2025		2024
Finland	$9,043	57%	$6,192	34%
New Zealand	3,575	23%	5,909	32%
Canada	1,681	11%	2,607	14%
Norway	997	6%	2,850	15%
Rest of world	548	3%	932	5%
Total Revenue	$15,844	100%	$18,490	100%

	Three Months Ended September 30,
(in thousands)	2025		2024
Finland	$2,686	56%	$3,268	50%
New Zealand	1,213	25%	1,398	22%
Canada	595	12%	755	12%
Norway	267	5%	804	12%
Rest of world	104	2%	245	4%
Total Revenue	$4,865	100%	$6,470	100%

Direct operating costs

Direct operating costs (related party) decreased by $710 thousand or 27.6%, to $1.9 million during the nine months ended September 30, 2025, as compared to $2.6 million for the nine months ended September 30, 2024, which is primarily related to the shift in marketing strategy from revenue sharing that began the previous quarter and will continue through the year.

Direct operating costs (other) decreased by $1.3 million or 16.3%, to $6.5 million during the nine months ended September 30, 2025, as compared to $7.7 million for the nine months ended September 30, 2024, which is primarily related to a decrease in affiliate revenue sharing along with lower payment and game provider fees.

Of the total direct operating costs of $8.3 million and $10.3 million for the nine months ended September 30, 2025, and 2024, respectively, $1.9 million and $4.2 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

Direct operating costs (related party) increased by $15 thousand or 1.6%, to $960 thousand during the three months ended September 30, 2025, as compared to $945 thousand for the three months ended September 30, 2024, staying flat period over period.

Direct operating costs (other) decreased by $947 thousand or 35.5%, to $1.7 million for the three months ended September 30, 2025, as compared to $2.7 million for the three months ended September 30, 2024, due to a decrease in revenue share payments as the marketing strategy is optimized.

Of the total direct operating costs of $2.7 million and $3.6 million for the three months ended September 30, 2025, and 2024, respectively, $1.0 million and $1.4 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

Total general and administrative expenses were $7.6 million for the nine months ended September 30, 2025, as compared to $7.3 million for the nine months ended September 30, 2024, due to higher stock-based compensation expense period over period.

General and administrative expenses (related party) decreased by $162 thousand or 97.0%, to $5 thousand for the nine months ended September 30, 2025, as compared to $167 thousand for the nine months ended September 30, 2024, due to marketing and management services performed by a related party.

General and administrative expenses (other) increased by $415 thousand or 5.8%, to $7.6 million for the nine months ended September 30, 2025, as compared to $7.2 million for the nine months ended September 30, 2024. The increase was primarily driven by an increase in stock-based compensation expense.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which were $421 thousand for the nine months ended September 30, 2025, as compared to $1.1 million for the nine months ended September 30, 2024.

Total general and administrative expenses were $2.5 million for the three months ended September 30, 2025, as compared to $1.9 million for the three months ended September 30, 2024.

General and administrative expenses (related party) were $2 thousand for the three months ended September 30, 2025, and for the three months ended September 30, 2024. Staying flat period over period.

General and administrative expenses (other) increased by $572 thousand or 30.5%, to $2.4 million for the three months ended September 30, 2025, as compared to $1.9 million for the three months ended September 30, 2024. The increase was primarily driven by an increase in stock-based compensation expense and additional salary expense as the company continues to add more staff.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which were $92 thousand for the three months ended September 30, 2025, as compared to $369 thousand for the three months ended September 30, 2024.

Advertising and promotions

Total advertising and promotion expenses were $6.6 million for the nine months ended September 30, 2025, as compared to $5.2 million for the nine months ended September 30, 2024.

Advertising and promotions expenses (related party) increased by $668 thousand or 163.7%, to $1.1 million for the nine months ended September 30, 2025, as compared to $408 thousand for the nine months ended September 30, 2024. The increase was primarily related to increased marketing spend.

Advertising and promotions expenses (other) increased by $727 thousand or 15.1%, to $5.5 million for the nine months ended September 30, 2025, as compared to $4.8 million for the nine months ended September 30, 2024. The increase is attributable to increased marketing spend.

Total advertising and promotion expenses were $735 thousand for the three months ended September 30, 2025, as compared to $2.1 million for the three months ended September 30, 2024.

Advertising and promotions expenses (related party) decreased by $101 thousand or 52.1%, to $93 thousand for the three months ended September 30, 2025, as compared to $194 thousand for the three months ended September 30, 2024. The decrease is primarily attributable to the decrease in commission costs related to the updated marketing strategy.

Advertising and promotions expenses (other) decreased by $1.3 million or 66.9%, to $642 thousand for the three months ended September 30, 2025, as compared to $1.9 million for the three months ended September 30, 2024. The decrease is attributable to marketing strategy optimization.

Product and software development

Total product and software expenses were $1.1 million for the nine months ended September 30, 2025, as compared to $734 thousand for the nine months ended September 30, 2024.

Product and software development expenses (related party) was $0 thousand for the nine months ended September 30, 2025, as compared to $193 thousand for the nine months ended September 30, 2024. The decrease is due to the Company utilizing its internal software development team, shifting from using an outside-related party.

Product and software development expenses (other) increased by $532 thousand or 98.3%, to $1.1 million for the nine months ended September 30, 2025 as compared to $541 thousand for the nine months ended September 30, 2024. The increase was primarily related to the Company utilizing internal its internal software development team, shifting from using an outside-related party.

Total product and software expenses were $331 thousand for the three months ended September 30, 2025, as compared to $359 thousand for the three months ended September 30, 2024.

Product and software development expenses (related party) was $0 thousand for the three months ended September 30, 2025 , as compared to $46 thousand for the three months ended September 30, 2024 . Staying flat period over period.

Product and software development expenses (other) increased by $18 thousand or 5.8%, to $331 thousand for the three months ended September 30, 2025 as compared to $313 thousand for the three months ended September 30, 2024. Staying relatively flat period over period.

Income (loss) from operations

Loss from operations was $3.6 million for the nine months ended September 30, 2025, as compared to $3.8 million for the nine months ended September 30, 2024, primarily due to continued cost cutting efforts along with a new marketing strategy focusing on high value customers.

Income from operations was $80 thousand for the three months ended September 30, 2025, as compared to a loss of $474 thousand for the three months ended September 30, 2024, primarily due to the updated marketing strategy and streamlining operations to manage costs more effectively.

Interest expense, net

Interest expense, net was $154 thousand for the nine months ended September 30, 2025, as compared to $77 thousand for the nine months ended September 30, 2024, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain purchase liability (a related party liability).

Interest expense, net was $55 thousand for the three months ended September 30, 2025, as compared to $27 thousand for the three months ended September 30, 2024, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Income (loss) before income taxes

Loss before income taxes was $3.8 million for the nine months ended September 30, 2025, as compared to 3.9 million for the nine months ended September 30, 2024.

Income before income taxes was $25 thousand for the three months ended September 30, 2025, as compared to loss before income taxes of $501 thousand for the three months ended September 30, 2024.

Income tax expense (benefit)

Income tax expense (benefit) was $3.6 million and $0 thousand for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Income tax expense (benefit) was $3.6 million and $0 thousand for the three months ended September 30, 2025 and  2024, respectively.

Net income (loss)

Net loss was $201 thousand for the nine months ended September 30, 2025, as compared to net loss of $3.9 million for the nine months ended September 30, 2024

Net income was $3.7 million for the three months ended September 30, 2025, as compared to net loss of $501 thousand for the three months ended September 30, 2024.

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

We had $2.7 million in cash and cash equivalents as of September 30, 2025 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the nine months ended September 30, 2025 we had net loss of $201 thousand and had net cash used operations of $4.5 million. As of September 30, 2025, we had an accumulated deficit of $27.3 million and negative working capital of $4.8 million.

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

At September 30, 2025 and December 31, 2024, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(4,526)	$(1,355)
Net cash used in investing activities	(480)	(325)
Net cash (used in) provided by financing activities	(90)	334
Effective of exchange rate changes on cash	640	222
Net change in cash and cash equivalents, and restricted cash	$(4,456)	$(1,124)

Net cash used in operations during the nine months ended September 30, 2025, increased by $3.2 million to $4.5 million as compared to net cash provided by operations of $1.4 million during the nine months ended September 30, 2024. The increase during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, is primarily due to increased net loss and increased cash outflows related to the large increase in marketing spend.

Net cash used in investing activities during the nine months ended September 30, 2025, was $480 thousand as compared to net cash used in investing activities of $325 thousand during the nine months ended September 30, 2024. The change is due to an increase in capitalized internal-use software costs offset by lower purchases of property and equipment during the period.

Net cash used in financing activities for the nine months ended September 30, 2025 was $90 thousand as compared to net cash provided by financing activities of $334 thousand for the nine months ended September 30, 2024, and is related to the cash settlement of an affiliated debt.

Restricted cash (current) was $770 thousand and $1.1 million at September 30, 2025 and  December 31, 2024, respectively.

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

We evaluated qualitative factors at September 30, 2025 and December 31, 2024 related to the HighRoller domain name and concluded that it is not more likely than not that the fair value of the indefinite lived intangible asset is less than its carrying amount. Therefore, no further impairment considerations were deemed necessary on the HighRoller domain name as of September 30, 2025 and December 31, 2024.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2024 or the period ended September 30, 2025.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of September 30, 2025, the end of the period covered by this Form 10-Q, our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of September 30, 2025, the end of the period covered by this Form 10-Q, we did not maintain effective disclosure controls and procedures at the reasonable assurance level, as described below.

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

●

The Company has retained the services of qualified outside consultants with expertise in performing specific accounting and finance tasks or functions, and to assist in the design and installation of accounting and internal control systems. The Company has not yet completed the process to establish adequate internal controls over financial reporting, and it expects that this process will continue through 2025, and possibly longer. While the deficiencies described above did not result in any material misstatements to the Company’s condensed unaudited consolidated financial statements for the period ended September 30, 2025, they did represent a material weakness as of September 30, 2025, since there existed a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is in the process of implementing a plan to remediate the material weakness described above as soon as possible.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in the internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting.

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

Except as set forth below, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the nine months ended September 30, 2025.

The Company has received notification from the NYSE American LLC that the Company is no longer in compliance with NYSE American’s continued listing standards and has submitted a Plan to the NYSE American to regain compliance; in the event the NYSE American does not accept the Plan or we do not ultimately regain compliance, our securities could ultimately be delisted from the NYSE American.

On June 4, 2025, the Company was notified by NYSE American LLC that due to reporting of stockholders’ equity of approximately $2.8 million, the Company no longer meets the requirement that it must have no less than $4 million or more in stockholders’ equity pursuant to the continued listing standards set forth under Section 1003(a)(ii) of the NYSE American Company Guide (the “Company Guide”) because the Company has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years ended December 31, 2024 and the Company does not qualify for an exemption under Section 1003(a) of the Company Guide. The Company submitted a plan of compliance (the “Plan”) on July 7, 2025 addressing how it intends to regain compliance with the continued listing standards by December 4, 2026 (the “Plan Period Deadline”). On August 19, 2025, the Company received notice from the NYSE American that it had accepted the Plan.

During the Plan period, the Company will be subject to periodic review by the NYSE American to determine if it is making progress consistent with the Plan. If the Company does not regain compliance with the NYSE American continued listing standards by the Plan Period Deadline, or if the Company does not make progress consistent with its Plan during the Plan period, then the NYSE American may initiate delisting proceedings. The Company may appeal a staff delisting determination in accordance with the NYSE American rules.

The Company’s common stock will continue to be listed on the NYSE American during the Plan period, subject to the Company's compliance with the other listing requirements of the NYSE American. The Company's receipt of such notification from the NYSE American does not affect the Company's business, operations or reporting requirements with the U.S. Securities and Exchange Commission.

The Company can provide no assurances that it will be able to make progress with respect to its Plan that the NYSE American will determine to be satisfactory, that it will regain compliance with Section 1003(a)(ii) of the Company Guide on or before the Plan Period Deadline, or that developments and events occurring subsequent to the Company’s formulation of the Plan or its acceptance by the NYSE American, will not adversely affect the Company’s ability to make sufficient progress and/or regain compliance with Section 1003(a)(ii) of the Company Guide on or before the Plan Period Deadline or result in the Company’s failure to be in compliance with other NYSE American continued listing standards.

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

HIGH ROLLER TECHNOLOGIES, INC.

Date: November 12, 2025	/s/ Seth Young
Seth Young
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)