Form 10-K
period 2025-12-31
High Roller Technologies, Inc.
filed 2026-03-10
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), computed by reference to the closing price for the common stock on such date ($3.00), as reported on the NYSE American LLC, was $8.0 million.

As of March 10, 2026, there were 10,890,098 shares of the registrant’s common stock outstanding.

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

Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from the forward-looking statements contained in this report as a result of the following factors:

•         our ability to effectively compete in the global entertainment and gaming industries;

•         our ability to manage current operations and successfully acquire and integrate new operations;

•         our ability to obtain and maintain licenses with gaming authorities;

•         our inability to recognize deferred tax assets and tax loss carryforwards;

•         market and global conditions and economic factors beyond our control, as well as the potential impact of general economic conditions, including inflation and rising interest rates, on our liquidity, operations and personnel;

•         significant competition and competitive pressures from other companies worldwide in the industries in which we operate;

•         our ability to raise financing in the future;

•         our success in retaining or recruiting officers, key employees or directors;

•         the risks arising from doing business in foreign countries;

•         legislation, regulation, or other governmental action that affects our products, taxes, international trade regulation, or other aspects of our business;

•         the costs and effectiveness of our marketing efforts, as well as our ability to promote our brands, future investments in our business, our anticipated capital expenditures, and our estimates regarding our capital requirements, our ability to compete effectively with existing competitors and new market entrants;

•         the performance of the Company’s information technology systems and its ability to maintain data security; litigation and our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties; and

•         and other risks described from time to time in our filings with the Securities and Exchange Commission.

•         and our ability to comply with the continued listing requirements of the New York Stock Exchange ("NYSE") or timely cure any noncompliance thereof.

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

ii

     ●    Competition in the online casino gaming industry is intense and, as a result, we may fail to attract and retain users who may be attracted to competing betting and gaming options, which may harm our operations and growth prospects.
     ●    We launched our HighRoller.com domain name in January 2022 as our principal iCasino Platform. We have a limited history of operations and financial information on which to assess our current business strategy and no assurance can be given of long-term growth and consumer acceptance in which event our future revenue and results of operations may decline.
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

iii

PART I.

Item 1. BUSINESS

Overview

High Roller Technologies, Inc. (together, with its subsidiaries, unless the context otherwise indicates, “High Roller,” “we,” “us,” “our,” “ours”, or the “Company”) is an evolving and growth-oriented global online gaming operator focused on providing its customers with the most exciting, enjoyable and compelling online experience on the market. The Company defines the term platform (“Platform”) as the fusion of its technical IP, commercial partnerships, and operational expertise. Our experienced operational management team actively oversees engagement with its players and partners. The Company’s Platform is based around a set of gaming products, which the Company refers to as “iCasino” and is offered to players in select markets throughout the world. We currently offer more than 6,000 games from over 90 providers, representing largely the entire range of iCasino games which are most attractive to our player base including video slots, blackjack, roulette, baccarat, craps, and video poker. A number of the Company’s games are available to play with a live dealer including blackjack, video poker, roulette, baccarat, craps, Game Shows and other popular live games. One of our key strengths is a strong player acquisition pipeline, built through extensive industry specific marketing relationships and expertise. The Company’s offerings incorporate attractive graphics, targeted bonuses, and interactive social elements in a secure environment featuring rapid onboarding and payouts. The Company’s selections of games include but are not limited to those sourced from:

•         Evolution Gaming

•         Pragmatic Play

•         Push Gaming

•         No Limit City

•         Play’n GO

•         Relax Gaming

•         Red Tiger Gaming

•         Big Time Gaming

•         Netent

•         Quickspin

•         Games Global

The Company was incorporated in Delaware on December 21, 2021 and the Company completed its initial public offering in October 2024.

Recent Developments

Share Transfer Agreement

On December 23, 2025, the Company, through its wholly owned subsidiary, Deepdive Holdings Ltd., a Malta company (the “Buyer”), entered into a share transfer agreement (the “STA”) with Happy Hour Entertainment Holdings Ltd., a British Virgin Islands company (the “Seller”). Pursuant to the STA, the Buyer agreed to acquire from the Seller all of the issued and outstanding shares of Happy Hour Solutions Ltd. (the “Target”). The shares represent 100% of the issued and allotted share capital of the Target. As a result of the acquisition, the Buyer acquired ownership control of the Target, which holds a valid remote gambling license issued by the Estonian Tax and Customs Board (EMTA). In consideration for the acquisition of the shares of the Target, the Seller assigned and transferred to the Buyer the domain name www.casinoroom.com and all variations and extensions, as set forth in the STA. The transaction closed on December 31, 2025.

Private Placement

On January 8, 2026, the Company entered into a strategic stock purchase agreement with an accredited investor, pursuant to which the Company agreed to issue and sell to the Investor in a private placement an aggregate of 357,143 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.80 per share. The Private Placement closed on January 12, 2026. The aggregate gross proceeds from the private placement were $1.0 million.

Registered Direct Offering

On January 19, 2026, the Company, entered into a placement agent agreement with ThinkEquity LLC, pursuant to which the Company agreed to issue and sell directly to several investors, in a registered direct offering an aggregate of 1,892,506 shares of the common stock, par value $0.001, at an offering price of $13.21 per share. The aggregate gross proceeds from the direct offering were $25.0 million.

Our Premium Brand HighRoller.com

In January 2022 we launched our premium brand HighRoller.com, replacing our legacy iCasino brand, CasinoRoom.com.

We operate in a mix of remote licensed markets, which we refer to as Pre-regulated markets, where we may reasonably operate using international licenses, as well as locally licensed markets, which we refer to as Regulated markets, requiring a local license. We plan to launch into one or more locally regulated markets, the first of which is Ontario. We have begun the process of obtaining a license in Ontario with a projected launch in the second half of 2026.

Our vision is to be the premium online destination for sophisticated customers around the world. We believe the highroller.com domain provides us with a strategic asset to build a brand appealing to high value customers. While our Platform allows us to scale highroller.com and other brands attracting additional demographics. Our founders, board of directors, and management collectively have over 100 years of iGaming experience, having founded, listed, and successfully exited a range of companies working in some of the most competitive global iGaming and e-commerce markets. Our branding and operational focus is to establish and continue to grow significant market share in the international online casino markets.

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

During the first half of 2022, we rebranded our iCasino operations from CasinoRoom.com to HighRoller.com and concurrently commenced to reposition our legacy gaming operator “CasinoRoom.com” into an online casino ratings and reviews portal to generate high-value leads and targeted search engine traffic (SEO) for HighRoller.com and customer leads for other casinos particularly in markets that we do not serve. On December 31, 2025, we divested Casinoroom.com.

In March 2022, we relocated our principal offices from Stockholm, Sweden to Las Vegas, Nevada. We also maintain offices in Malta to support our administrative and operational activities.

Market Trends

Total addressable worldwide gambling market in 2025 was approximately $606.4 billion of which iGaming was approximately $168.4 billion or about 27.8% of total addressable worldwide gambling market. The market is expected to grow to $764.8 billion by 2029, of which iGaming is expected to account for $261.9 billion or approximately 34.2% of total addressable worldwide gambling market. This estimated growth in the iGaming market represents a compound annual growth rate of 11.7%.

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

Our Growth Strategy

We intend to achieve rapid, cost efficient and sustainable growth by utilizing high margin cash flow generated from online casino operations in our current international markets where we operate and to enter and grow sustainable revenues in newly regulated and soon to be regulated markets.

We are implementing a multi-brand strategy, facilitated by our in house developed scalable content management system and frontend that allows us to scale our business by duplicating our Platform strengths across multiple domains with individualized branding and different target markets. We believe that this multi-brand strategy allows us to compete for increased market share in markets where players have accounts with multiple iCasino operators by offering a selection of brands that target different demographics in addition to launching new brands that are locally targeted. We expect that we will be able to launch competitive new brands as we identify opportunities in our existing markets or new markets. We successfully launched Fruta.com in our existing markets throughout 2024, using our existing resources and gaming licenses. We launched our third brand, Kassuuu.com, in September 2025.

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

Our Competitive Strengths

We are an evolving and growth-oriented online iCasino operator of business-to-consumer (B2C) brands, leveraging its online operational and marketing expertise and assets as the foundation for what we believe to be a highly competitive growth model. We believe that the combination of our digital IP, commercial partnerships, operational expertise of our management team, and customer-centric approach that fosters loyalty are among our competitive strengths. Our Platform provides strong localization, ease of deposits and withdrawals, a bespoke player gaming experience, through our advanced technology. We use automated tools and machine learning to interact in real-time with our customers and to promote responsible gaming. Our in house developed AI-based reward system rewards players in real-time based on the players activity, games of choice, average transactions and their value segment. Additionally, one of our key strengths is a strong player acquisition pipeline, built through extensive industry specific marketing relationships and expertise.

Pre-regulated markets have lower thresholds to enter and higher operating margins as local regulation typically entails increased compliance requirements and higher taxation. Pre-regulated markets, however, generally carry more long-term uncertainty, as emerging regulation is yet unclear. We are able to use proceeds from operations in Pre-regulated markets to invest into Regulated markets building long-term sustainable profits. We previously operated our legacy CasinoRoom.com iCasino operations in a number of Pre-regulated markets through a previously held gaming license in Malta. After transitioning to our highroller.com website, we surrendered our Malta gaming license associated with the CasinoRoom.com operations. We currently operate our HighRoller.com and fruta.com iCasino operations principally through our Estonia license, which was acquired with the acquisition of Happy Hour Solutions Limited on December 31, 2025. For these remote gaming licenses, licensors impose few territorial restrictions.

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

Human Capital

Our Employees. As of March 10, 2026, we employed 57 persons working across offices in North America and Europe. Of these, four were employed in the United States, 44 were employed in Malta and 9 were employed in other nations. Our qualified and experienced team includes three persons in senior management and the balance engaged in operations, accounting, social media and marketing, customer service, technological support and the balance in other administrative responsibilities. We also utilize a number of consultants for financial reporting, regulatory and other operational matters.

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

Available Information

We file annual, quarterly, and current reports, proxy statements, and all amendments to these reports and other information with the Securities and Exchange Commission (the “SEC”). We make available free-of-charge, on or through its website at https://ir.highroller.com, all SEC filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on our website is not incorporated by reference in this Annual Report. Reports, proxy statements, and other information regarding issuers that file electronically with the SEC, including High Roller’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

Item 1A.  RISK FACTORS

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

We operate in the global entertainment and gaming industries within the broader entertainment industry with our B2C, offerings such as online casino wagering and social gaming. Our users face a vast array of entertainment choices. Other forms of entertainment, such as television, movies, sporting events and in-person casinos, are more well-established and may be perceived by our users to offer greater variety, affordability, interactivity and enjoyment. We compete with these other forms of entertainment for the discretionary time and income of our users. If we are unable to sustain sufficient interest in our online casino wagering, and social gaming platforms in comparison to other forms of entertainment, including new forms of entertainment, our business, financial condition, results of operations and prospects could be adversely affected.

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

Additionally, as described below under “Economic downturns and political and market conditions beyond our control, including a reduction in consumer discretionary spending, could adversely affect our business, financial condition, results of operations and prospects,” our business may be affected by reductions in consumer spending from time to time as a result of a number of factors which may be difficult to predict. Moreover, while casino operations are largely unaffected by seasonality in aggregate as online casino gaming is largely an individual activity unaffected by external calendars we believe that there is however some evidence that seasonality effects may occur at the time of certain major national holidays and/or vacation periods, as a result of which our revenue and cash flows could be adversely affected during times of the year when customers are more likely to engage in other non-gaming activities. This may result in decreased revenue levels, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our operating results in a given quarter to be higher or lower than expected. If actual results differ from our estimates, analysts and investors may negatively react and our stock price could be materially impacted.

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

Our products require high-bandwidth data capabilities for placement of time-sensitive wagers. If high-bandwidth capabilities do not continue to grow or grow more slowly than generally anticipated, particularly for mobile devices, our user growth, retention, and engagement may be negatively impacted. In addition, the adoption of any laws or regulations that adversely affect the growth, popularity, or use of the Internet, including laws governing Internet neutrality, could decrease the demand for our products and increase our cost of doing business. Specifically, any laws that would allow Internet providers to impede access content or otherwise discriminate against content providers like us over their data networks, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We rely on third-party providers for all of our casino games. These third parties are responsible for the design, development and maintenance of these games. In the past there have been outages during which time one or more games have been unavailable. There have also been incidents where errors in the design or development or maintenance of these games has resulted in erroneous payouts to customers, including instances where games have erroneously produced positive expected returns to customers and hence losses for the casino. We cannot be certain that we will always detect such outages and errors timeously nor that we will be able to recover any losses resulting from errors either from customers or third-party providers. Any outages or attempts by us to recover such losses from errors from our customers may cause our customers to have a negative experience and our brand or reputation may be negatively affected, and our customers may be less inclined to continue or resume utilizing our products or recommend our Platform to other potential customers. As such, any such outages and errors could harm our reputation, business and operating results.

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

Costs as a result of operating as a public company are significant, and our management is required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we incur significant legal, accounting and other expenses that private companies do not incur, and we expect these costs to further increase after we are no longer an “emerging growth company.” The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the NYSE American, and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the specific timing of such costs.

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

Our operations are located in multiple jurisdictions and we may in the future pursue to expand into other additional markets. Compliance with international and local laws and regulations that apply to our operations increases our cost of doing business. As a result of our operations, we are subject to a variety of risks and challenges in managing an organization operating in various countries, including those related to:

•         challenges caused by distance as well as language and cultural differences;

•         general economic downturns;

•         regulatory changes;

•         political unrest, terrorism and the potential for other hostilities;

•         public health risks, particularly in areas in which we have significant operations;

•         overlapping or changes in tax regimes;

•         difficulties in transferring funds from certain countries and managing foreign exchange rate fluctuations and risks;

•         laws such as the United States Foreign Corrupt Practices Act, and local laws which also prohibit corrupt payments to governmental officials;

•         local laws which prohibit money-laundering and financing of terrorist and other unlawful financial activities; and

•         reduced protection for intellectual property rights in some countries.

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

Our global operations are likely to expose us to foreign currency transactions and translation risks. Currency transaction risk occurs in conjunction with purchases and sales of products and services that are made in currencies other than the local currency of the subsidiary involved, for example if the parent company pays, or transfers euro to a subsidiary in order to fund its expenses in local currencies. Currency translation risks occurs when the income statement and balance sheet of a foreign subsidiary is converted into currencies other than the local currency of the company involved, for example when the results of these subsidiaries are consolidated in the results of a parent company with a different reporting currency.

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

U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the start of the military conflict between Russia and Ukraine, Israel and Hamas and Israel/United States and Iran. In February 2022, Russia launched a full-scale military invasion of Ukraine. Although the length and impact of the ongoing military conflict is highly unpredictable, the conflict in Ukraine and Middle East could lead to market disruptions, including significant volatility in commodity prices, and credit and capital markets. These military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets, potentially making it more difficult for us to obtain additional funds. Any of the abovementioned factors could affect our business, prospects, financial condition, and operating results. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks described in this Annual Report.

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

Our inability to continue to conduct gaming operations under license from the Government of Estonia could adversely impact our online gaming operations in various jurisdictions and adversely affect our financial condition and operating cash flows.

The loss of our Estonia license could significantly interfere with our online gaming operations, and could have a material adverse impact on our financial condition and operating cash flows. Furthermore, in such event, we could be unable to conduct online gaming operations for an indeterminate period of time, and there can be no assurances that we would be able to identify legally sufficient alternatives to be able to conduct our gaming operations at their current levels.

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

Our technology infrastructure is critical to the performance of our Platform and product offerings and to user satisfaction. We devote significant resources to network and data security to protect our systems and data. However, our systems may not be adequately designed with the necessary reliability and redundancy to avoid performance delays or outages that could be harmful to our business. We cannot assure you that absolute security will be provided by the measures we take to: prevent or hinder cyber-attacks and protect our systems, data and user information; to prevent outages, data or information loss, and fraud; and to prevent or detect security breaches. Such measures include a disaster recovery strategy for server and equipment failure, back-office systems and the use of third parties for certain cybersecurity services. We have experienced, and we may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. To date, such disruptions, individually and in the aggregate, have not had a material impact us; however, future disruptions from unauthorized access to, fraudulent manipulation of, or tampering with our computer systems and technological infrastructure, or those of third parties, could result in a wide range of negative outcomes, each of which could materially adversely affect our business, financial condition, results of operations and prospects. At this stage of our development, our board of directors, as a group, will actively oversee cybersecurity risks and will be committed to the prevention, timely detection and mitigation of the effects of any such incidents on our company’s operations. While our board of directors will oversee cybersecurity risk management, our management will be responsible for day-to-day risk management processes. Our board of directors has tasked our management with the responsibility to manage our cybersecurity initiatives including with respect to our customer data and game suppliers databases. Our board of directors will receive regular reports from management on material cybersecurity risks and the degree of our company’s exposure to those risks. Management will also work with third-party service providers to maintain appropriate controls. While we believe this approach is the most effective approach for addressing our cybersecurity risks at this time we cannot assure that it will be adequate to our evolving growth needs.

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

Additionally, following the United Kingdom’s withdrawal from the European Union on January 31, 2020 and end of the post-Brexit transition period on December 31, 2020, as noted above, the United Kingdom has introduced the UK GDPR which currently makes the privacy regimes of the EEA and United Kingdom similar, though it is possible that either the European Union, and consequently those further states that make up the remainder of the EEA, or United Kingdom could elect to change their approach and create differences in legal requirements and regulation in this area. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers (other than those carried out for the purposes of United Kingdom immigration control) of personal data from the EEA to the United Kingdom to continue without restriction for a period of four years ending June 27, 2025. These decisions were renewed in late 2025 following a review, extending the adequacy status until December 27, 2031.

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

There is no guarantee that the third-party geolocation and identity verification systems that we rely on perform adequately or will be effective. We rely on our geolocation and identity verification systems to ensure we are in compliance with certain laws and regulations, and any service disruption to those systems would prohibit us from operating our Platform and would adversely affect our business. Additionally, incorrect or misleading geolocation and identity verification data with respect to current or potential users received from third-party service providers may result in us inadvertently allowing access to our product offerings to individuals who should not be permitted to access them, or otherwise inadvertently deny access to individuals who should be able to access our product offerings, in each case based on inaccurate identity or geographic location determination. Our third-party geolocation services provider relies on its ability to obtain information necessary to determine geolocation from mobile devices, operating systems and other sources. Changes, disruptions or temporary or permanent failure to access such sources by our third-party services providers may result in their inability to accurately determine the location of our users. Moreover, our inability to maintain our existing contracts with third-party services providers, or to replace them with equivalent third parties, may result in our inability to access geolocation and identity verification data necessary for our day-to-day operations. If any of these risks materialize, we may be subject to disciplinary action, fines, lawsuits, and our business, financial condition, results of operations and prospects could be adversely affected.

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

We have engaged, and may in the future engage, in transactions with affiliates, such as Spike Up Media, Ellmount Interactive and other related parties, to operate online gaming. While an effort has been made and will continue to be made to obtain services from affiliated persons and other related parties at rates and on terms that are at least as favorable as would be charged by others, if that were not to be achieved in the future that could have a negative impact on our operations. If we engage in related party transactions on unfavorable terms, our operating results will be negatively impacted.

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

As part of our business strategy, we may make acquisitions as opportunities arise to add new or complementary businesses, products, brands or technologies. In some cases, the costs of such acquisitions may be substantial, including as a result of professional fees and due diligence efforts. There is no assurance that the time and resources expended on pursuing a particular acquisition will result in a completed transaction, or that any completed transaction will ultimately be successful. In addition, we may be unable to identify suitable acquisition or strategic investment opportunities or may be unable to obtain any required financing or regulatory approvals, and therefore may be unable to complete such acquisitions or strategic investments on favorable terms, if at all. We may decide to pursue acquisitions with which our investors may not agree and we cannot assure investors that any acquisition or investment will be successful or otherwise provide a favorable return on investment. In addition, acquisitions and the integration thereof require significant time and resources and place significant demands on our management, as well as on our operational and financial infrastructure. In addition, if we fail to successfully close transactions or integrate new teams, or integrate the products and technologies associated with these acquisitions into our company, our business could be seriously harmed. Acquisitions may expose us to operational challenges and risks, including:

•         the ability to profitably manage acquired businesses or successfully integrate the acquired businesses’ operations, personnel, financial reporting, accounting and internal controls, technologies and products into our business;

•         increased indebtedness and the expense of integrating acquired businesses, including significant administrative, operational, economic, geographic or cultural challenges in managing and integrating the expanded or combined operations;

•         entry into jurisdictions or acquisition of products or technologies with which we have limited or no prior experience, and the potential of increased competition with new or existing competitors as a result of such acquisitions;

•         diversion of management’s attention and the over-extension of our operating infrastructure and our management systems, information technology systems, and internal controls and procedures, which may be inadequate to support growth;

•         the ability to fund our capital needs and any cash flow shortages that may occur if anticipated revenue is not realized or is delayed, whether by general economic or market conditions, or unforeseen internal difficulties; and

•         the ability to retain or hire qualified personnel required for expanded operations.

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

We are a holding company that have no material assets other than the ownership of our operating subsidiaries. We depend on distributions from these subsidiaries. If these distributions are inadequate, we may be unable to pay our taxes and other expenses.

We are a holding company that have no material assets other than its ownership interests in Interstellar Entertainment, Lunar Ventures, and Ellmount Entertainment Ltd. The Company is not expected to have independent means of generating revenue or cash flow, and its ability to pay its taxes, operating expenses, and pay any dividends in the future, if any, will be dependent upon the financial results and cash flows of its High Roller, Fruta, Casino Room, and other domain operations. There can be no assurance that these operations will generate sufficient cash flow to distribute funds to the Company or that applicable state law and contractual restrictions, including negative covenants under debt instruments will permit such distributions. If these operations do not distribute sufficient funds to the Company to pay its taxes or other liabilities, the Company may default on contractual obligations or have to borrow funds. In the event that the Company is required to borrow funds, our liquidity may be adversely affected which could subject us to additional restrictions imposed by lenders.

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

Factors affecting the trading price of our securities may include:

•         actual or anticipated fluctuations in our quarterly financial results or quarterly financial results of companies perceived to be similar to us;

•         fluctuations and volatility in the currencies in which we conduct our operations as compared to the U.S. dollar, our reporting currency;

•         changes in the market’s expectations about our operating results;

•         success of competitors;

•         our operating results failing to meet the expectation of securities analysts or investors in a particular period;

•         changes in financial estimates and recommendations by securities analysts concerning the Company or the industries in which we operate in general;

•         operating and stock price performance of other companies that investors deem comparable to us;

•         our ability to market new and enhanced products on a timely basis;

•         changes in laws and regulations affecting our business;

•         commencement of, or involvement in, litigation involving the Company;

•         changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•         the volume of shares of our common stock available for public sale;

•         any major change in our Board or management;

•         sales of substantial amounts of our common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

•         general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

Provisions in our Certificate of Incorporation may inhibit a takeover of the Company, which could limit the price investors might be willing to pay in the future for our securities and could entrench management.

Our Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the Board to designate the terms of, and issue new series of, preferred stock, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders and federal district courts will be the sole and exclusive forum for Securities Act claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our Certificate of Incorporation provides that, unless we consent to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for: (i) any derivative action or proceeding brought on our behalf; (ii) any action asserting a claim of breach of fiduciary duty owed by any of our current or former directors, officers, or other employees to us or to our stockholders; (iii) any action asserting a claim arising pursuant to the Delaware General Corporation Law (the “DGCL”), our Certificate of Incorporation or our Bylaws or as to which the DGCL confers exclusive jurisdiction on the Court of Chancery of the State of Delaware; (iv) any action to interpret, apply, enforce or determine the validity of our Certificate of Incorporation; or (v) any action asserting a claim governed by the internal affairs doctrine of the law of the State of Delaware, provided that the exclusive forum provisions will not apply to suits brought to enforce any liability or duty created by the Securities Exchange Act of 1934, as amended, or the Exchange Act. Our Certificate of Incorporation further provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts are the sole and exclusive forum for the resolution of any complaint asserting a right under the Securities Act. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. The choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage such lawsuits against us and our directors, officers, and other employees. Further, the choice of forum provisions may result in increased costs for a stockholder to bring a claim. Alternatively, if a court were to find the choice of forum provisions contained in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Any person purchasing or otherwise acquiring any interest in any shares of our common stock shall be deemed to have notice of and to have consented to these provisions of our Certificate of Incorporation.

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

The Company has implemented or is implementing the following key elements into the cybersecurity risk management program:

•         Formalization and implementation of robust IT security policies;

•         Conducting vulnerability assessments;

•         Revision of user access request documentation to clearly define the roles and permissions assigned to users;

•         Thorough review of the accuracy and completeness of user listings and access;

•         Preservation of evidence related to system modifications; and

•         Continued collaboration with external specialists to aid in the ongoing evaluation of existing policies and procedures.

In addition, the Company has a strategic plan, which encompasses the following key elements:

•         Establishment of a dedicated cybersecurity governance committee;

•         Standardization of cybersecurity incident response procedures and formats;

•         Conducting penetration tests on a quarterly basis;

•         Enhancement of segregation of duties to mitigate the risk of self-review of transactions within the system;

The Company has not identified any risks from known cybersecurity threats and did not have any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company.

Cybersecurity Governance

Our Board of Directors actively collaborates with management to supervise cybersecurity risks. In its risk oversight role, our Board of Directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are appropriate and functioning as designed. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

Holders

At the close of business on March 10, 2026, there were 22 common stockholders of record. This does not include “street name” or beneficial owners, whose shares are held of record by banks, brokers, and other financial institutions.

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

Unregistered Sales of Securities

There were no unregistered sales of securities during the year ended December 31, 2025.

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

Our Business

We are an evolving and growth-oriented global online gaming operator focused on providing its customers with the most exciting, enjoyable and compelling online experience on the market. Our experienced operational management team actively oversees engagement with its players and partners. The Company’s Platform is based around a set of gaming products, which the Company refers to as “iCasino” and is offered to players in select markets throughout the world. We currently offers more than 6,000 games from over 90 providers, representing largely the entire range of iCasino games which are most attractive to our player base including video slots, blackjack, roulette, baccarat, craps, and video poker. A number of the Company’s games are available to play with a live dealer including blackjack, video poker, roulette, baccarat, craps, Game Shows and other popular live games.

High Roller Technologies, Inc. was incorporated in Delaware in 2021 as a holding company, with the intent to seek an initial public offering on a United States securities exchange. In January 2022 we launched HighRoller.com to deliver more immersive real money gaming experiences for the iCasino market. Prior to our transition to the HighRoller.com Platform we operated our online iCasino activities under the casinoroom.com domain name. We operate an online gaming business offering casino games to customers in various jurisdictions worldwide under the HighRoller.com, Kassuuu.com and fruta.com domain names principally utilized our Curacao license, and are currently under our Estonian license.

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

We currently are present and active in several markets around the world. Our focus will primarily be to enter regulated markets in Europe and North America. We intend to seek entry into one or more regulated North American markets but have not identified any target or budgeted any amount for such entries. We currently expect that initial entry into the regulated Ontario market to occur in approximately the first half of 2026. No assurance can be given that these efforts will prove successful. Our business may suffer if we are unable to open new geographical markets or if we are unable to continue expanding within existing markets.

We are implementing a multi-brand strategy to launch new brands utilizing our current licenses and using our existing resources. The scalability of our Platform allows the Company to use existing resources to launch new brands that provide access to new target demographics and generate new revenues through existing player acquisition channels while maintaining the current cost structure with nominal incremental costs. The conversion of marketing spend into new player acquisition or existing player reactivation on our current and future portfolio of brands will ultimately determine where player acquisition funds are spent on a market-to-market basis. While no assurances can be given that these efforts will be successful, and management’s time as well as nominal incremental costs may be spent with limited financial results, management believes that this strategy mitigates any material negative impact on operations or financial position by leveraging scalable processes and technologies within our Platform. If market reception is successful, a new brand may generate material revenue. We soft launched our second active brand, Fruta.com, in December 2023, allowing select players to test the website prior to going live in February 2024. In September 2025 we launched our third brand, Kassuuu.com. We are currently exploring opportunities for other future brand launches.

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

During the first half of 2022, we rebranded our iCasino operations from CasinoRoom.com to HighRoller.com and concurrently commenced to reposition our legacy gaming operator “CasinoRoom.com” into an online casino ratings and reviews portal that would generate high-value leads and targeted search engine traffic (SEO) for HighRoller.com and customer leads for other casinos particularly in markets that we do not serve. On December 31, 2025 we divested Casinoroom.com. See Note 18 for details.

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

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

•         quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

•         quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

•         quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298
Q2 2025	19,675	17,036	$153,150
Q3 2025	21,800	20,128	$146,686
Q4 2025	16,943	15,199	$104,228

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

We currently accept wagers in multiple currencies. We generated approximately $557.4 million in customer-paid real money bets during the year ended December 31, 2025 and $661.5 million in customer-paid real money bets during the year ended December 31, 2024 utilizing our HighRoller.com domain name. During the year ended December 31, 2025, the average revenue per user was $258 as compared to approximately $252 per user for the same period in 2024. The decrease in overall bets was due to the focus on more profitable markets, as the revenue per user increased year over year. User deposits were approximately $87 million during the year ended December 31, 2025 as compared to deposits of almost $90 million during the same period in 2024. During the year ended December 31, 2025, we had approximately 88,364 active users as compared to approximately 104,849 active users for the same period in 2024, representing period over period decline of approximately 16%. Furthermore, during the year ended December 31, 2025, we had approximately 38,517 first time depositors and approximately 79,652 unique depositors as compared to approximately 58,300 first time depositors and approximately 96,663 unique depositors for the same period in 2024, representing period over period decrease of approximately 34% and 18%, respectively. Our net gaming revenue was $20.5 million and $23.2 million for the years ended December 31, 2025 and 2024, respectively.

Our gaming operations extend across international markets by arrangements that utilize third party licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up Media we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as give us the ability to scale much quicker and more effectively than many of our competitors. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provide us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 90 dedicated game development studios. This is not inclusive of discontinued operations. See footnote 18 for more details.

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

	For the Year Ended
	December 31,
(in thousands, except share and per share data)	2025	2024

Revenues, net	$20,453	$23,206

Operating expenses
Direct operating costs:
Related party	1,111	3,650
Other	8,185	10,276
General and administrative:
Related party	69	—
Other	9,878	9,110
Advertising and promotions:
Related party	1,166	956
Other	4,884	6,676
Product and software development:
Related party	—	208
Other	1,337	818
Total operating expenses	26,630	31,694
Loss from operations	(6,177)	(8,488)

Other expenses
Interest expense, net	(74)	(124)
Other (expense) income	(1)	1
Gain on acquisition of intangible assets	4,000	—
Total other expenses	3,925	(123)

Loss before income taxes	(2,252)	(8,611)
Income tax expense (benefit)	(2,942)	7
Net Income (loss) from continuing operations	$690	$(8,618)

Net income from discontinued operations net of taxes	$2,471	$2,695

Net income (loss)	$3,161	$(5,923)

Other comprehensive income (loss)
Foreign currency translation adjustment	79	(167)
Comprehensive income (loss)	$3,240	$(6,090)

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

Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	Year Ended December 31,
(in thousands)	2025	2024

Revenues	$20,453	$23,206
Net income (loss)	690	(8,618)

Add back items:
Stock-based compensation expense (1)	1,374	1,052
Depreciation and amortization (2)	313	262
Issuance of warrants	—	250
Interest expense, net	74	124
Income tax	(2,942)	7
Foreign exchange transaction loss	498	1,137
Other (3)	(3,744)	94
Adjusted EBITDA	$(3,737)	$(5,692)
Adjusted EBITDA margin	(18.00)%	(25.00)%
Adjusted (loss) per share	(0.39)	(0.79)

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

(3) Includes severance costs, non-recurring compensation payments and gain on acquisition.

Revenue

Revenue decreased by $2.8 million or 11.9%, to $20.5 million during the year ended December 31, 2025, as compared to $23.2 million during the year ended December 31, 2024. The decrease was primarily due to the exit from certain markets such as Norway, causing a decrease of $3.0 million, due to a change in the regulatory environment in those markets, offset by increases in Finland of $1.7 million. The amount of real money bets during the years ended December 31, 2025, and 2024 was approximately $557.4 million and $638.4 million, respectively. Although total real money bets decreased by approximately 13% during the year ended December 31, 2025, as compared to the year ended December 31, 2024, the decrease in revenue of approximately 11.9% still generated improved operating results as the new focused markets that generate more profitable revenue per user.

The Company's revenue by country for those with significant revenue for the periods indicated are as follows:

	Year Ended December 31,
(in thousands)	2025		2024
Finland	$12,325	61%	$10,675	46%
New Zealand	4,321	21%	5,337	23%
Norway	997	5%	3,017	13%
Canada	2,226	11%	3,249	14%
Rest of world	584	2%	928	4%
Total Revenue	$20,453	100%	$23,206	100%

Direct operating costs

Direct operating costs (related party) decreased by $2.5 million or 69.6%, to $1.1 million during the year ended December 31, 2025, as compared to $3.6 million for the year ended December 31, 2024, which is primarily related to a decrease in user acquisition where revenue share agreements existed and utilizing fewer related party affiliate marketing partners.

Direct operating costs (other) decreased by $2.1 million or 20.3%, to $8.2 million during the year ended December 31, 2025, as compared to $10.3 million for the year ended December 31, 2024. This is primarily related to the decrease in user acquisition where revenue share agreements, which are accounted for in direct operating costs, existed, $0.5 million, a decrease of $0.8 million in payment provider fees as we exited markets with higher fees than new focused markets and $0.4 million decrease of game provider fees as revenue decreased and fees are a percentage of GGR.

Of the total direct operating costs of $9.3 million and $13.9 million for the years ended December 31, 2025, and 2024, respectively, $3.5 million and $5.6 million, respectively, was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

General and administrative (related party) increased by $69 thousand, for the year ended December 31, 2025, as compared to $0 the year ended December 31, 2024 as the company used internal resources for administrative work for the year ended December 31, 2025.

General and administrative expenses (other) increased by $768 thousand or 8.4%, to $9.9 million for the year ended December 31, 2025, as compared to $9.1 million for the year ended December 31, 2024. The increase was primarily driven by an increase of $0.4 million in insurance costs, $0.1 million related to investor relations and $0.3 million increase in consulting labor costs.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which decreased by $0.6 million to $0.5 million for the year ended December 31, 2025, as compared to $1.1 million for the year ended December 31, 2024. The decrease was primarily driven by a more favorable exchange rate from Euro to USD.

Advertising and promotion

Advertising and promotions (related party) expenses increased by $210 thousand or 22.0%, to $1.2 million for the year ended December 31, 2025, as compared to $956 thousand for the year ended December 31, 2024. The increase was primarily driven by our increase in SEO expense and part of the marketing efforts in the first quarter of 2025.

Advertising and promotions expenses (other) decreased by $1.8 million or 26.8%, to $4.9 million for the year ended December 31, 2025, as compared to $6.7 million for the year ended December 31, 2024. The decrease is primarily attributable to decreased affiliate commission cost per acquisition as cost cutting efforts and new marketing strategy implemented in the second half of 2025 that focuses on different marketing methods and new markets.

Product and software development

Product and software development (related party) expenses decreased to $0 for the year ended December 31, 2025, as compared to $208 thousand for year ended December 31, 2024. The decrease is primarily due to utilizing a 3rd party for custom developments as compared to using a related party for 2024.

Product and software development (other) expenses increased by $519 thousand or 63.4%, to $1.3 million for the year ended December 31, 2025, as compared to $818 thousand for the year ended December 31, 2024. The increase is primarily driven by an increase in product development activity utilizing development resources from third parties as well as internal development resources.

Loss from operations

Loss from operations was $6.2 million for the year ended December 31, 2025, as compared to $8.5 million for the year ended December 31, 2024, primarily due to the cost cutting and focusing on more profitable markets in 2025.

Interest expense, net

Interest expense, net was $74 thousand for the year ended December 31, 2025, as compared to $124 thousand for the year ended December 31, 2024, and consisted primarily of non-cash interest expense related to the amortization of the present value discount of the domain name purchase liability (a related party liability).

Loss before income taxes

Loss before income taxes was $2.3 million for the year ended December 31, 2025, as compared to $8.6 million for the year ended December 31, 2024.

Income tax expense

Income tax expense (benefit) was $(2.9) million and $7 thousand for the years ended December 31, 2025 and 2024, respectively. The benefit is due to the release of the valuation of allowance in 2025.

Net income (loss) from continuing operations

Net income from continuing operations was $690 thousand for the year ended December 31, 2025, as compared to net loss from continuing operations of $8.6 million for the year ended December 31, 2024. The improvement is primarily driven by cost cutting efforts, the gain on the acquisition of intangible assets and the release of a valuation allowance in 2025.

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

We had $2.1 million and $6.9 million in cash and cash equivalents as of December 31, 2025 and 2024, respectively (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). As of the year ended December 31, 2025 we had net income from continuing operations of $690 thousand, had net cash used in operations of $3.2 million, had an accumulated deficit of $24.3 million, and had negative working capital of $1.3 million.

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

The Company's history of operating losses and negative operating cash flows initially raised substantial doubt regarding its ability to continue as a going concern. However, based on management's current operating plan, the Company believes its cash on hand from a private placement offering and direct offering generating gross proceeds of approximately $26 million, and the projected cash generated from operations, are sufficient to fund the Company's operations for a period of a least 12 months subsequent to the issuance of the accompanying Consolidated Financial Statements and alleviates the conditions that initially raised substantial doubt regarding the Company's ability to continue as a going concern.

At December 31, 2025 and December 31, 2024, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Year Ended
	December 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(3,233)	$(3,906)
Net cash used in investing activities	(1,560)	(471)
Net cash (used in) provided by financing activities	(90)	7,680
Effective of exchange rate changes on cash	(406)	606
Net change in cash and cash equivalents, and restricted cash	$(5,289)	$3,909

Net cash used in operations during the year ended December 31, 2025, was $3.2 million as compared to net cash used in operations of $3.9 million during the year ended  December 31, 2024. The change during the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to a net increase in the various operating asset and liability accounts, particularly the net increase in due to affiliates, as well as an increase in share-based compensation expense. This is due to the settlement of domain name purchase and payment of player acquisition expenses to a related party.

Net cash used in investing activities during the year ended December 31, 2025, was $1.6 million as compared to net cash used in investing activities of $471 thousand during the year ended  December 31, 2024. The change is due to capitalized internal-use software costs partially offset by a decrease in purchases of property and equipment during the period.

Net cash provided by financing activities for the year ended December 31, 2025, was $90 thousand as compared to net cash provided by financing activities of $7.7 million for the year ended  December 31, 2024. The most significant variance is due to IPO proceeds received during the period ended December 31, 2024, along with capitalization of gaming license costs in 2025.

Restricted cash (current) was $589 thousand and $1.1 million at December 31, 2025 and December 31, 2024, respectively. This is due to a less rolling serves required by payment service providers as we exited Norway market and funds caught up by payment service providers which as classified as restricted cash.

Contractual Obligations and Commitments

Please see Note 15, Commitments and Contingencies, to the consolidated financial statements.

Critical Accounting Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make judgements, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, recovery of amounts held in escrow, realization of intangible assets, share-based compensation, accrued jackpots and the realization of deferred tax assets.

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

The Company conducted an impairment analysis with respect to the HighRoller domain name at December 31, 2025 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the year ended December 31, 2025.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

High Roller Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of High Roller Technologies, Inc. and Subsidiaries (the “Company”)  as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ WithumSmith+Brown, PC

We have served as High Roller Technologies, Inc.'s auditor since 2022.

Whippany, New Jersey

March 10, 2026

PCAOB ID Number 100

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of	As of
	December 31,	December 31,
(in thousands, except share and per share data)	2025	2024

Assets
Current assets
Cash and cash equivalents	$2,076	$6,869
Restricted cash	589	1,085
Prepaid expenses and other current assets	779	802
Deferred tax asset, current	2,368	—
Current assets of discontinued operations	—	22
Total current assets	5,812	8,778
Due from affiliates	—	504
Deferred offering costs	80	—
Property and equipment, net	417	372
Operating lease right-of-use asset, net	826	910
Intangible assets, net	10,507	4,613
Deferred tax asset, non-current	817	—
Other assets	60	41
Noncurrent assets of discontinued operations	—	1,407
Total assets	$18,519	$16,625

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$804	$926
Accrued expenses	3,373	4,308
Player liabilities	816	662
Due to affiliates	1,993	3,329
Short-term unsecured notes payable to stockholders	—	90
Operating leases obligation, current	166	143
Current liabilities of discontinued operations	—	710
Total current liabilities	7,152	10,168
Operating lease obligation, noncurrent	641	729
Other liabilities	1,084	7
Total liabilities	8,877	10,904
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 8,485,404 shares and 8,350,882 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	32,930	31,557
Accumulated deficit	(24,299)	(27,143)
Accumulated other comprehensive income	1,003	1,299
Total stockholders’ equity	9,642	5,721
Total liabilities and stockholders’ equity	$18,519	$16,625

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
(in thousands, except share and per share data)	2025	2024

Revenues, net	$20,453	$23,206

Operating expenses
Direct operating costs:
Related party	1,111	3,650
Other	8,185	10,276
General and administrative:
Related party	69	—
Other	9,878	9,110
Advertising and promotions:
Related party	1,166	956
Other	4,884	6,676
Product and software development:
Related party	—	208
Other	1,337	818
Total operating expenses	26,630	31,694
Loss from operations	(6,177)	(8,488)

Other expenses
Interest expense, net	(74)	(124)
Other income	(1)	1
Gain on acquisition of intangible assets	4,000	—
Total other expenses	3,925	(123)

Loss before income taxes	(2,252)	(8,611)
Income tax expense (benefit)	(2,942)	7
Net income (loss)	$690	$(8,618)

Net income from discontinued operations net of taxes	$2,471	$2,695

Net income (loss)	$3,161	$(5,923)

Other comprehensive (loss) income
Foreign currency translation adjustment	79	(167)
Comprehensive income (loss) from continuing operations	$3,240	$(6,090)

Net income (loss) per common share:
Continuing operations	$0.08	$(1.19)
Discontinued operations	$0.29	$0.37
Net income (loss) per common share – basic	$0.37	$(0.82)
Weighted average common shares outstanding – basic	8,438,854	7,248,892

Net income (loss) per common share:
Continuing operations	$0.07	$(1.19)
Discontinued operations	$0.26	$0.37
Net income (loss) per common share – diluted	$0.33	$(0.82)
Weighted average common shares outstanding – diluted	9,659,274	7,248,892

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2023	6,967,278	$7	$22,052	$(21,220)	$1,466	$2,305
Shares issued for vesting of restricted stock units	48,989	—	—	—	—	—
Shares issued for services rendered	12,500	—	—	—	—	—
Settlement of an affiliated payable through contribution to capital	72,115	—	375	—	—	375
Issuance of common shares in initial public offering, net of offering costs	1,250,000	1	8,077	—	—	8,078
Share-based compensation	—	—	1,053	—	—	1,053
Net loss	—	—	—	(5,923)	—	(5,923)
Foreign currency translation	—	—	—	—	(167)	(167)
December 31, 2024	8,350,882	8	31,557	(27,143)	1,299	5,721
Shares issued for vesting of restricted stock units	134,523	—	—	—	—	—
Share-based compensation	—	—	1,373	—	—	1,373
Acquisition of Happy Hour Solutions	—	—	—	(317)	—	(317)
Reclassification from accumulated other comprehensive income to discontinued operations	—	—	—	—	(375)	(375)
Net income	—	—	—	3,161	—	3,161
Foreign currency translation	—	—	—	—	79	79
December 31, 2025	8,485,405	$8	$32,930	$(24,299)	$1,003	$9,642

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income (loss)	$3,161	$(5,923)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization and depreciation	313	243
Foreign exchange gain	—	34
Noncash interest expense	82	129
Noncash lease expense	199	189
Change in deferred taxes	(3,185)	—
Share-based compensation	1,374	1,053
Gain on acquisition of intangible assets	(4,000)	—
Changes in operating assets and liabilities:
Due from affiliates	1,945	(1,010)
Prepaid expenses and other current assets	73	(47)
Other assets	(9)	207
Deferred offering costs	(79)	544
Accounts payable	(462)	927
Accrued expenses	(1,501)	259
Player liabilities	63	202
Due to affiliates	(2,056)	(461)
Other liabilities	1,023	(22)
Operating lease liabilities	(174)	(230)
Net cash used in operating activities	(3,233)	(3,906)
Cash flows from investing activities
Investment in capitalized software	(1,509)	(284)
Purchase of property and equipment	(51)	(187)
Net cash used in investing activities	(1,560)	(471)
Cash flows from financing activities
Cash settlement of affiliated debt	(90)	(35)
Proceeds from issuance of common stock in initial public offering, net of offering costs	—	8,078
Payment of offering costs	—	(863)
Proceeds from issuance of debt	—	500
Net cash (used in) provided by financing activities	(90)	7,680
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(406)	606
Net change in cash, cash equivalents, and restricted cash	(5,289)	3,909
Cash, cash equivalents, and restricted cash – beginning of period	7,954	4,045
Cash, cash equivalents, and restricted cash – end of period	$2,665	$7,954
Non-cash investing and financing activities:
Acquisition of right-of-use asset in exchange for lease obligations	$—	$1,141
Conversion of related party debt to common stock	$—	$375
Acquisition of Happy Hour Solutions	$317	$—

See accompanying notes to the consolidated financial statements.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — NATURE OF OPERATIONS

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. High Roller is the direct parent company of Ellmount Entertainment Ltd (“Entertainment”). Entertainment, which is based in Malta, has been in operation for over a decade and operated an online gaming business offering casino games to customers worldwide under the domain name ‘casinoroom.com’ under licenses issued by the Malta Gaming Authority and Swedish Gaming Authority before transitioning to an affiliate B2B model. On December 31, 2025, the Company disposed of casinoroom.com and transitioned Entertainment to a provider or marketing services to the group. See “Note 18 – Discontinued Operations” for details.

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

•                      Interstellar Entertainment N.V

On February 15, 2024, Interstellar Entertainment N.V. was incorporated in Curacao for the primary purpose of extending our current Curacao sublicense previously held by our wholly-owned subsidiary HR Entertainment.  In March 2024, Interstellar Entertainment N.V., a wholly owned subsidiary of the Company incorporated in Curacao, applied to obtain a license from the Curacao Gaming Control Board and in July 2024 was issued license no. OGL/2024/1042/0564 to operate the highroller.com and fruta.com domains. The Company surrendered the license on December 16, 2025.

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

•                      Happy Hour Solutions Limited

On December 31, 2025, Happy Hour Solutions Limited was acquired by the Company and holds our Estonian Gaming License.

•                      Wowly NV (“Wowly”)

Wowly, which is organized in Curacao, manages certain internet related advertising services on behalf of the Company.

Discontinued Operations

On December 31, 2025, the Company agreed to assign and transfer to Spike Up Media, A.B. the domain name www. casinoroom.com and all variations and extensions the “Casino Room Domain”.  In exchange for the Casino Room Domain, the Company received 100% of the issued and allotted share capital of Happy Hour Solutions Limited, which holds a valid remote gambling license issued by the Estonian Tax and Customs Board.  The disposal of the Casino Room Domain represents a strategic shift for the Company.  The operating results associated with the Casino Room Domain were reported as net income from discontinued operations in the consolidated statements of operations through December 31, 2025, the date of disposition, and were considered material. The net income from discontinued operations for the year ended December 31, 2024 represents the results associated with the Casino Room Domain results from the prior year. The assets and liabilities associated with the Casino Room Domain have been separately classified in the accompanying consolidated balance sheet as of December 31, 2025 and 2024.

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

In the opinion of management, these consolidated financial statements have been prepared with normal recurring adjustments considered necessary for the fair presentation of the Company’s financial position and operating results. Operating results are not necessarily indicative of the results expected for any future periods.

The historical results of operations of Casinoroom.com are presented as discontinued operations in these Consolidated Financial Statements. Refer to Note 18, “Discontinued Operations,” for more information.

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

For the year ended December 31, 2025, the company recorded an allowance of $0.2 million for balances with certain payment service providers that is considered uncollectible.

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

Due from Affiliates

Due from affiliates consists of amounts expected to be collected from certain affiliated companies under common control. Amounts due reflect the revenues recorded by the Company under intra-group services arrangements for maintenance and operations on behalf of Ellmount Entertainment. As of  December 31, 2025 and 2024, due from affiliates reflected amounts due from Spike Up (see Note 13). On a periodic basis, the Company evaluates the collectability of amounts due from affiliates and establishes an allowance for amounts not expected to be collected. No allowance was recorded for the years ended December 31, 2025 and 2024, presented in the consolidated financial statements.

Deferred Offering Costs

Deferred offering costs consist of payments with respect to pending equity financing transactions, including legal fees. Such costs were deferred and will be charged to additional paid-in capital during the year ended December 31, 2026 in conjunction with the completion of the Company’s equity raises in January 2026.

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

Impairment of Long-Lived Assets

The Company’s long-lived assets consist of property and equipment, operating lease-right of use assets and indefinite lived assets (i.e. trademarks, domain name and gaming license).

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

The Company conducted an impairment analysis with respect to the HighRoller domain name at  December 31, 2025 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed the carrying value, and thus it was not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the year ended December 31, 2025.

The Company did not record any impairment for indefinite-lived intangible assets for the year ended  December 31, 2024.

F-#

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

F-#

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

F-#

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, Income Taxes (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances in respect of deferred tax assets are provided for, if necessary, to reduce deferred tax assets to amounts more likely than not to be realized. As of  December 31, 2025  the Company released the valuation allowance related to the deferred tax assets of $3.2 million. For the year ended December 31, 2024, the Company had recorded a full valuation allowance on its deferred tax assets.

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

Net Income (Loss) Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share (“ASC 260”). ASC 260 requires presentation of both basic and diluted earnings per share “EPS” on the face of the consolidated statement of operations. Basic EPS is computed by dividing net loss available to common stockholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

As of  December 31, 2025 and 2024, the Company had 1,220,420 and 1,295,840 potentially dilutive common shares outstanding, respectively. The additional securities are included in dilutive earnings per share calculation as of  December 31, 2025. The additional securities excluded from the dilutive earnings per share calculation as of December 31, 2024, because their effect would have been anti-dilutive are as follows:

	For the Years Ended
	December 31,
	2025	2024
Warrants	101,672	101,672
Stock options	967,600	938,453
Restricted stock units	151,148	255,715
	1,220,420	1,295,840

Foreign Currency and Foreign Exchange Risk

The consolidated financial statements are presented in United States Dollars ($), which is the Company’s reporting currency.

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented on the consolidated statements of cash flows as effect of foreign exchange rate changes on cash and cash equivalents, and restricted cash. As of  December 31, 2025 and 2024, 99% and 33%, respectively, of the Company’s cash and cash equivalents, and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure. In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net loss and are included within general and administrative expenses. For the years ended  December 31, 2025 and 2024, the Company incurred foreign currency transaction losses of $0.5 million and $1.1 million, respectively.

The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

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

The Company raised approximately $23.6 million in net proceeds through a PIPE and registered direct offering in January 2026. With the cash on hand, and the projected cash generated from operations, it is sufficient to fund the Company's operations for a period of at least 12 months after the issuance of the accompanying Consolidated Financial Statements ensuring the Company's ability to continue as a going concern.

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

Segment Information

In accordance with ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures (“ASU 2023-07”), the Company has one operating segment, which focuses on providing an online gaming casino to customers. The Company’s chief operating decision maker (“CODM”) identified as the Company’s Chief Executive Officer, utilizes the consolidated results of operations as a whole when making decisions about allocating resources and assessing the performance of the Company. As a result of the assessment made by the CODM, the Company has only one operating segment. See Note 17, Segment Reporting.

Recent Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 are intended to increase transparency through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company has adopted the disclosure requirements of the standard effective January 1, 2025, and are in Note 14 “Income Taxes”.

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

NOTE 4 – REVENUE

Disaggregated revenue for the years ended December 31, 2025 and 2024 is summarized as follows:

	For the Year Ended
	December 31,
(in thousands)	2025	2024
Net gaming revenue	$20,453	$23,206
Net revenue generated through non-core services	5,543	3,558
Discontinued operations	(5,543)	(3,558)
Total Revenue	$20,453	$23,206

The Company’s revenue by country for those countries with significant revenue for the years ended December 31, 2025 and 2024 is summarized as follows:

	Year Ended December 31,
(in thousands)	2025		2024
Finland	$12,325	61%	$10,675	46%
New Zealand	4,321	21%	5,337	23%
Norway	997	5%	3,017	13%
Canada	2,226	11%	3,249	14%
Rest of world	584	2%	928	4%
Total Revenue	$20,453	100%	$23,206	100%

As of December 31, 2025 and 2024, the Company had not recorded any contract assets or liabilities.

NOTE 5 — CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The following table reconciles cash and cash equivalents, and restricted cash in the consolidated balance sheets to the totals shown on the consolidated statements of cash flows as of December 31, 2025 and 2024:

	December 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$2,076	$6,869
Restricted cash	589	1,085
Total cash and cash equivalents, and restricted cash	$2,665	$7,954

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of December 31, 2025 and 2024:

	December 31,	December 31,
(in thousands)	2025	2024
Cash and cash equivalents:
Malta	$1,118	$607
Finland	182	431
United States	31	5,307
United Kingdom	89	57
Cyprus	—	14
Lithuania	221	313
Switzerland	91	81
Other	344	59
Restricted cash
Malta	175	566
Denmark	159	160
United Kingdom	255	164
Cyprus	—	188
Other	—	7
Total cash and cash equivalents, and restricted cash	$2,665	$7,954

NOTE 6 — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Prepaid insurance	$206	$428
VAT recoverable	116	70
Payment provider receivables	46	79
Other prepaids	411	225
Total prepaid and other current assets	$779	$802

NOTE 7 — INTANGIBLE ASSETS, NET

Intangible assets, net at December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Trademarks	Indefinite	$2	$—	$—	$2
Domain name	Indefinite	5,549	—	—	5,549
Capitalized license*	Indefinite	4,412	—	—	4,412
Capitalized software	5	1,187	(643)	—	544
		$11,150	$(643)	$—	$10,507

*Includes intangible asset acquisition of gaming license of $4.0 million.

	December 31, 2024
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Domain name	Indefinite	$4,129	$—	$—	$4,129
Capitalized software	3	818	(334)	—	484
		$4,947	$(334)	$—	$4,613

Trademarks, domain names and gaming license have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe. During the year ended December 31, 2025, no indicators of impairment have been noted. During the year ended December 31, 2023, the Company acquired the Fruta.com domain for $40 thousand. There was no impairment during the years ended December 31, 2025 and 2024.

For the year ended December 31, 2025, the Company capitalized $161 thousand of costs incurred with respect to internal-use software, related to development of enhancements to the functionality of the software placed into service during the fourth quarter of 2024. The customer database was fully amortized in 2014, but was still in use through December 31, 2025. The Company recorded $253 thousand in amortization expense on internal-use software for the year ended December 31, 2025, which is included in general and administrative expenses in the consolidated statements of operations. The Company’s internal use software is in use in Europe. The Company recorded $199 thousand in amortization expense on internal-use software for the year ended December 31, 2024.

As of December 31, 2025, the estimated future amortization expense associated with the Company’s finite-lived intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended December 31,	Amortization Expense
2026	$157
2027	153
2028	115
2029	73
2030	46
Total	$544

NOTE 8 — PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Machinery, furniture, and equipment	$312	$225
Leasehold improvements	222	195
	534	420
Less: accumulated depreciation	(117)	(48)
Total property and equipment, net	$417	$372

The Company recorded depreciation expense on property and equipment of $60 thousand and $44 thousand for the years ended December 31, 2025 and 2024, respectively, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 9 — ACCRUED EXPENSES

Accrued expenses at December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
VAT and other non income tax liabilities	$910	$1,503
Accrued expenses	763	847
Accrued deferred offering costs	79	—
Accrued licensing fee	585	335
Accrued marketing	737	1,553
Income tax payable	63	—
Accrued payroll	53	23
Other accrued expenses	183	47
Total accrued expenses	$3,373	$4,308

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

NOTE 11 — NET INCOME (LOSS) PER SHARE

The computation of net income (loss) per common share and the weighted average common shares outstanding for the years ended December 31, 2025 and 2024 are summarized as follows:

	For the Year Ended
	December 31,
(in thousands, except share and per share data)	2025	2024
Basic
Net income (loss) from continuing operations	$690	$(8,618)
Net income from discontinued operations net of taxes	$2,471	$2,695
Weighted average number of shares used in computing net loss per share – basic	8,438,854	7,248,892
Net income (loss) per share from continuing operations - basic	$0.08	$(1.19)
Net income (loss) per share from discontinued operations - basic	$0.29	$0.37
Net income (loss) per share - basic	$0.37	$(0.82)
Diluted
Net income (loss) from continuing operations	$690	$(8,618)
Net income from discontinued operations net of taxes	$2,471	$2,695
Weighted average number of shares used in computing net loss per share – diluted	9,659,274	7,248,892
Net income (loss) per share from continuing operations - diluted	0.07	(1.19)
Net income (loss) per share from discontinued operations - diluted	0.26	0.37
Net income (loss) per share - diluted	$0.33	$(0.82)

As of December 31, 2024, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of dilutive net loss per share for the years ended as their effect would have been anti-dilutive. As of December 31, 2025, the Company included the outstanding securities summarized below. These additional securities were excluded from the calculation of dilutive net income (loss) per share as follows:

	For the Years Ended
	December 31,
	2025	2024
Warrants	101,672	101,672
Stock options	967,600	938,453
Restricted stock units	151,148	255,715
	1,220,420	1,295,840

NOTE 12 — SHARE-BASED COMPENSATION

The Company adopted its 2024 Equity Incentive Plan in January 2024 to provide equity-based compensation incentives in the form of options, restricted stock unit awards, performance awards, restricted stock awards, stock appreciation rights, and other forms of awards to employees, directors and consultants, including employees and consultants or affiliates, to purchase the Company’s common stock in order to motivate, reward and retain personnel. Upon adoption, an aggregate of 1,700,000 shares of common stock was reserved for grant and issuance pursuant to the equity incentive plan. On November 17, 2025, the stockholders of the Company approved and adopted an amendment to the Company’s 2024 Equity Incentive Plan, as amended, at its 2025 annual meeting of stockholders to increase the number of shares of common stock available for issuance thereunder from 1.7 million to 4.2 million.

Options

A summary of option activity for the years ended December 31, 2025 and 2024 is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - January 1, 2024	88,453	$2.29	3.67
Granted	940,000	$5.42	9.80
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(90,000)	$6.33	—
Outstanding - December 31, 2024	938,453	$5.08	9.20
Granted	727,901	$1.21	9.41
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(698,754)	$4.88	—
Outstanding - December 31, 2025	967,600	$3.14	8.58
Exercisable - December 31, 2025	402,254	$3.94	7.39

Options granted during the year ended December 31, 2025 and 2024 were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Year Ended
December 31, 2025
Weighted average grant date fair value	$3.31
Expected term (years)	5.14-5.52
Risk-free interest rate	3.50-4.23%
Expected volatility	48.20%
Exercise price	$1.56-2.96

For the Year Ended
December 31, 2024
Weighted average grant date fair value	$3.37
Expected term (years)	5.14 - 5.52
Risk-free interest rate	4.0 - 4.1%
Expected volatility	68.0%
Expected dividends yield	0%
Exercise price	$5.20 - 6.33

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

Share-based compensation related to options is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024
General and administrative	$887	$425
Advertising and promotions	—	79
Product software and development	—	65
Total	$887	$569

Compensation cost related to non-vested option awards not yet recognized as of December 31, 2025 was $0.9 million and will be recognized over the next 2.75 years.

F-#

Restricted Stock Units (“RSUs”)

On March 8, 2023, the Company amended a stock option agreement originally issued on September 1, 2022 to purchase 111,198 shares of common stock at the initial public offering price. The amendment issued 111,198 RSUs in lieu of the 111,198 stock options. One-half of the RSUs vest over three years and half of the RSUs vest upon the completion of certain performance milestones. On September 1, 2023, 13,900 RSUs vested into shares of common stock, and approximately 1,158 shares will continue to vest on the first day of each month until the end of the vesting period in 2026. The Company accounted for the amendment as a modification. The Company determined the modification of the time-based awards to be a Type I: Probable-to-probable modification, under ASC 718-20. The Company performed a fair value calculation of the awards immediately before and after the modification, resulting in $54 thousand of incremental cost to be recorded, which will be recognized on a straight-line basis over the remaining requisite service period. The Company determined the modification of the performance-based awards to be a Type IV: Improbable-to-improbable modification, under ASC 718-20. The compensation cost related to the performance-based awards after the modification is based on the fair value on the modification date. The fair value of the Milestone Vesting RSUs was determined to be $242 thousand. As of December 31, 2025 there has been no compensation cost recognized in relation to the Milestone Vesting RSUs. No share-based compensation expense has been recorded related to the performance-based awards as the Company determined it is currently not probable of being achieved.

A summary of RSU activity for the years ended December 31, 2025 and 2024 is presented below:

	Number of Units	Weighted Average Grant Date FV
RSUs outstanding at January 1, 2024	93,823	$8.07
Granted	306,623	$5.64
Vested	(48,989)	$7.18
Forfeited	(95,741)	$7.60
RSUs outstanding at December 31, 2024	255,716	$4.13
Granted	247,091	$2.60
Vested	(134,522)	$3.61
Forfeited	(217,138)	$5.51
RSUs outstanding at December 31, 2025	151,147	$2.66

The total fair value of RSUs vested during the years ended December 31, 2025 and 2024 was $485 thousand and $352 thousand, respectively.

Stock-based compensation related to RSUs is included in the consolidated statements of operations as follows:

	Year Ended December 31,
(in thousands)	2025	2024
General and administrative	$487	$449
Advertising and promotions	—	19
Product software and development	—	16
Total	$487	$484

Of the RSUs granted during the year ended December 31, 2025, none were determined to be performance RSUs. Total compensation cost related to non-vested time-based RSUs not yet recognized as of December 31, 2025 was approximately $359 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2028. There was no total compensation cost related to non-vested performance-based RSUs not yet recognized as of December 31, 2025.

Warrants

As of December 31, 2025, the Company had the following warrants outstanding:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Warrants outstanding - January 1, 2024	39,172	$2.37	3.50
Issued	62,500	$10	4.81
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2024	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2025	101,672	$7.06	2.92
Warrants exercisable - December 31, 2025	101,672	$7.06	2.92

The no expense related to the issuance included in general and administrative expense during the years ended December 31, 2025. There was $250 thousand expense related to the issuance of warrants recorded during the year ended December 31, 2024.

NOTE 13 — RELATED PARTY TRANSACTIONS

Services Agreement

The Company had previously entered into a Services Agreement with Spike Up, pursuant to which, among other things, Spike Up provides certain specified services to the Company, these include marketing and promotion and other operating support for the Company.

For the years ended December 31, 2025 and 2024, the Company generated no revenues related to the services performed for Spike Up for the Company. Included in net income from discontinued operations, net of taxes in the consolidated statements of operations for the years ended December 31, 2025 and 2024, $5.5 million and $4.7 million, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized $0 and $0.6 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the consolidated statements of operations. For the year ended December 31, 2024, $0.2 million was included in net income for discontinued operations, net of taxes, for marketing and other operating costs performed by Spike Up. For the years ended December 31, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the consolidated statement of operations, consisting of $0 and $0.6 million, respectively, included in general and administrative expenses. For the years ended December 31, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the consolidated statement of operations, consisting of $0.8 million and $2.2 million, respectively, included in direct operating costs. For the years ended December 31, 2025 and 2024, $1.7 million and $0.4 million, are included in net income for discontinued operations, net of taxes, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized an immaterial amount in both periods for services performed by Interactive for the Company which was included in general and administrative expenses in the consolidated statements of operations.

Happy Hour Solutions Ltd., a company registered in Cyprus and, until the company acquired Happy Hour Solutions Ltd. on December 31, 2025, a subsidiary of Happy Hour Entertainment Holdings Ltd., is the holder of an Estonian gaming license, and as of October 21, 2021 entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical and solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. We entered into several agreements with Happy Hour Solutions Ltd., including:

•         a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain;

•         a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

•         in March 2024 Online Gaming Operations Agreement, by which as further described therein we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

The Happy Hour Solutions Agreements collectively allow HR Entertainment access to additional online gaming revenues. As of March 2024, Happy Hour Solutions Limited entered into a nominee agreement with Interstellar Entertainment N.V., a wholly owned subsidiary of High Roller Technologies Inc. Beginning in the fourth quarter of 2023, the Company also recognized certain administrative costs performed by certain subsidiaries of Happy Hour Entertainment Holdings. For the years ended December 31, 2025 and 2024, the Company recognized $0 and $34 thousand, respectively, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in the consolidated statements of operations. On December 31, 2025 the Company acquired Happy Hour Solutions.

As of March 1, 2022, the Company entered into an agreement with Funnz (formerly known as WKND) to perform various services in connection with the conduct of the Company’s business. For the year ended December 31, 2025, services totaled $0. For the year ended December 31, 2024, services totaled $208 thousand which was included in product and software development costs in the consolidated statement of operations.

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the consolidated balance sheets as of December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Due from affiliates
Happy Hour Entertainment Holdings	—	498
Other	—	6
Total due from affiliates	$—	$504
Due to affiliates
Spike Up	$1,993	$3,280
Happy Hour Solutions	—	48
Other	—	1
Total due to affiliates	$1,993	$3,329

As of December 31, 2025 and 2024, the total amount due to Spike Up includes $1.8 million and $2.4 million, respectively, related to the HighRoller.com domain name purchase (see Note 7).

NOTE 14 — INCOME TAXES

The Company’s pre-tax loss from continuing operations before income taxes for the years ended December 31, 2025 and 2024 from domestic and foreign operations are as follows:

	Year Ended December 31,
(in thousands)	2025	2024
Domestic	$(1,492)	$(4,891)
Foreign	(760)	(3,720)
Loss before income taxes	$(2,252)	$(8,611)

The components of income tax expense for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31,
	2025	2024
(in thousands)
Current income taxes:
Federal	$14	$—
State and local	—	—
Foreign	107	—
	121	—

Deferred income taxes:
Federal	—	—
State and local	—	—
Foreign	(3,063)	7
	(3,063)	7
Income tax expense (benefit)	$(2,942)	$7

Total cash taxes paid net of refunds received in 2025 was $22k paid to Malta.

Beginning in 2025 annual reporting, we adopted ASU 2023-09 prospectively. Reconciliations of income tax expense computed at the U.S. federal statutory income tax rate of 21% to the recognized income tax expense pursuant to the disclosure requirements of ASU 2023-09, as codified under ASC 740-10-50-12A, for the year ended December 31, 2025 is as follows:

	Year Ended December 31,		Year Ended December 31,
	2025		2024
($ in thousands)	Amount	Percent	Amount	Percent
U.S. federal statutory income tax rate	$(33)	1.47%	$(1,242)	14.42%
Statutory tax rate difference between Malta and United States	284	(12.61)%	—	—%
Change in valuation allowance	(4,203)	186.63%	985	(11.44)%
Sale of asset	472	(20.96)%	—	—%
Write off balances	(32)	1.42%	—	—%
Non-trading expenses	27	(1.20)%	—	—%
Other	(3)	0.13%	50	(0.58)%
Curacao
Statutory tax rate difference between Curacao and United Stated	(8)	0.36%	—	—%
Change in valuation allowance	227	(10.08)%	—	—%
Extraterritorial gross profit adjustment	(17)	0.75%	—	—%
Cyprus
Statutory tax rate difference between Cyprus and United Stated	(2)	0.09%	—	—%
Change in valuation allowance	(4)	0.18%	—	—%
British Virgin Islands
Statutory tax rate difference between British Virgin Islands and United Stated	8	(0.36)%	—	—%
Change in valuation allowance	(96)	4.26%	—	—%
Nontaxable or nonincludible items:
Other permanent items	22	(0.98)%	—	—%
Forfeiture of stock options	71	(3.15)%	—	—%
tax shortfalls from equity award vestings	16	(0.71)%	—	—%
Meals & entertainment	9	(0.40)%	—	—%
Sale of asset	(840)	37.30%	—	—%
Effect of cross-border tax laws
GIL TI	1,077	(47.82)%	—	—%
Provision to return differences	82	(3.64)%	(21)	0.24%
Statutory to US GAAP adjustments	1	(0.04)%	(28)	0.33%
Foreign tax rate differential	—	—%	263	(3.05)%
Income tax expense (benefit)	$(2,942)	130.64%	$7	(0.08)%

Deferred Tax Assets and Liabilities

The components of deferred income tax assets and liabilities as of December 31, 2025 and 2024 are summarized as follows:

	December 31,
(in thousands)	2025	2024
Deferred tax assets - noncurrent:
Net operating loss carryforward	$5,455	$5,526
Unrealized gain or loss	286	434
Intangible assets	(1)	197
Share-based compensation	311	247
Other	5	6
PPE	26	—
Less: valuation allowance net of release	(2,897)	(6,410)
Total deferred tax assets	3,185	—
Deferred tax liabilities:
Gaming License	(829)	—
Net deferred tax assets (liabilities)	$2,356	$—

F-#

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

During the year ended December 31, 2025, the Company released the valuation allowance related to the deferred tax assets of Ellmount Entertainment Ltd., resulting in a income tax benefit of $3,159,769. This release was based on positive evidence, including a cumulative history of earnings, management’s updated financial projections, recent operating results, and executed revenue contracts that support expectations of continued profitability. In evaluating the realizability of deferred tax assets of Ellmount Entertainment Ltd., management also considered negative evidence such as historical operating losses; however, management concluded that the positive evidence outweighed the negative evidence. The remaining valuation allowance for the Company and its other subsidiaries continues to be maintained where management believes it is not more-likely-than-not that the deferred tax assets will be realized.

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

As of December 31, 2025 and 2024, the Company has U.S. federal net operating loss carryforwards of $4.2 million and $4.6 million, respectively, which are available to offset future taxable income and do not expire. U.S. federal net operating loss carryforwards are limited to offsetting 80% of taxable income in any given tax year. As of December 31, 2025 and 2024, the Company has foreign net operating loss carryforwards of $0.0 million and $15.7 million, respectively, which are available to offset future foreign taxable income. As of December 31, 2025, and 2024, the Company’s foreign net operating loss carryforwards of $7.2 million and $5.8 million, respectively, expire at various times from 2025 to 2035, while the remainder of the Company’s foreign net operating loss carryforwards do not expire. The federal and foreign net operating loss as of December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31,
(in thousands)	2025	Expiration	2024	Expiration
US net operating loss carryforwards	$4,210	Indefinite	$4,639	Indefinite
Foreign net operating loss carryforwards (Malta)	8,078	Indefinite	9,867	Indefinite
Foreign net operating loss carryforwards (Curacao)	7,163	2025-2035	5,797	2024-2034
Foreign net operating loss carryforwards (Cyprus)	10	2027-2030	42	2027-2029
	$19,461		$20,345

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

Uncertain Tax Positions

The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of December 31, 2025 or 2024.

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

For the years ended December 31, 2025 and 2024, the Company had certain pending or threatened legal claims or actions in which there was a probable outcome. Ellmount Entertainment Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany regarding player claims and related legal fees. The Company has provided an for an immaterial provision for these claims and related fees, which are included in accrued expenses in the consolidated balance sheets at December 31, 2025 and 2024. The Company currently is not targeting these markets and does not anticipate further claims of a similar nature in these markets. The Company has provided a full provision for these administrative claims in accrued expenses in the consolidated balance sheets at December 31, 2025 and 2024.

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

Right-of-use assets for these administrative office leases as of December 31, 2025 and December 31, 2024, are summarized as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Malta Office	826	910
Operating lease, right-of-use asset, net	$826	$910

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company’s consolidated statements of operations for the years ended December 31, 2025 and 2024, were $199 thousand and $232 thousand, respectively. We have a month to month lease in Las Vegas.

Annual maturities analysis under the Malta lease agreement at December 31, 2025 is as follows:

Year ending December 31,
2026	$219
2027	225
2028	231
2029	237
Total	912
Less: Present value discount	(105)
Lease obligations, net	$807

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of December 31, 2025, the weighted average remaining lease term is 4 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

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

NOTE 18 — DISCONTINUED OPERATIONS

On December 31, 2025, the Company agreed to assign and transfer to Happy Hour Entertainment Holdings Ltd. the domain name www. casinoroom.com and all variations and extensions the “Casino Room Domain”.  In exchange for the Casino Room Domain, the Company received 100% of the issued and allotted share capital of Happy Hour Solutions Limited. Which holds a valid remote gambling license issued by the Estonian Tax and Customs Board.

The sale of the Casino Room Domain represents a strategic shift for the Company and resulted in a loss on disposition of $0.3 million, net, with income from discontinued operations of $2.5 million for a total income of $3.2 million, which was recorded in net income from discontinued operations in the consolidated statement of operations for the year ended December 31, 2025. The operating results of the Casino Room Domain were reported as net income from discontinued operations in the consolidated statements of operations through December 31, 2025, the date of disposition, and were considered material. The net income from discontinued operations of $2.7 million for the period ended December 31, 2024 represents the Casino Room Domain’s operating results from the prior year. The assets and liabilities related to the Casino Room Domain have been separately classified in the accompanying consolidated balance sheet as of December 31, 2025 and 2024.

The assets and liabilities associated with discontinued operations consisted of the following as of December 31, 2025 and 2024, respectively:

(in thousands)	December 31, 2025	December 31, 2024
Assets
Prepaid expenses and other current assets	$—	$22
Due from affiliates	—	1,120
Intangible assets, net	—	287
Total assets	$—	$1,429

Liabilities and stockholders’ equity
Accounts payable	$—	$632
Due to affiliates	—	77
Total liabilities	—	709

The following table summarizes the Company’s income from discontinued operations for the years ended December 31, 2025 and 2024, respectively:

(in thousands)	2025	2024
Revenue	$5,593	$4,676

Operating expenses
Direct operating costs	—	20
Direct operating costs (related party)	3,154	351
General and administrative	7	79
General and administrative (related party)	14	175
Advertising and promotions	—	1,356
Total operating expenses	3,175	1,981
Income from operations	2,418	2,695

Interest expense, net	—	—
Loss on disposition	(322)	—
Reclassification of accumulated other comprehensive income balance	375	—

Income before income taxes	2,471	2,695
Income tax expense	—	—
Net income from discontinued operations	$2,471	$2,695

The consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the cash flows from operations of discontinued operations for the years ended December 31:

	For the Twelve Months Ended December 31,
(in thousands)	2025	2024
Net cash provided by (used in) operating activities	$276	$(248)

NOTE 19 — SUBSEQUENT EVENTS

The Company evaluated subsequent events that occurred after the balance sheet date through March 10, 2026, the date that these consolidated financial statements were available to be issued. Based upon this review, the Company identified the following subsequent events that would have required adjustment to or disclosure in the consolidated financial statements.

On January 8, 2026, the Company entered into a stock purchase agreement (the “Purchase Agreement”) with an accredited investor (the “Investor”), pursuant to which the Company agreed to issue and sell to the Investor in a private placement (the “Private Placement”) an aggregate of 357,143 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $2.80 per share. The Private Placement closed on January 12, 2026. The aggregate gross proceeds from the Private Placement were $1.0 million, before deducting offering expenses. The Company expects to use the net proceeds for working capital and for other general corporate purposes.

The Purchase Agreement contains customary representations, warranties and agreements of the Company and the Investor. The Investor has also agreed to a lock-up with respect to the 357,143 shares for a period of 180 days.

On January 19, 2026, the Company, entered into a placement agent agreement (the “Placement Agent Agreement”) with ThinkEquity LLC (“the “Placement Agent”), pursuant to which the Company agreed to issue and sell directly to several investors, in a registered direct offering (the “Offering”) an aggregate of 1,892,506 shares (the “Shares”) of the common stock, par value $0.001, at an offering price of $13.21 per Share. The Offering was priced at the Minimum Price in accordance with the NYSE American’s rules.

The Shares were offered and sold by the Company pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-291464), including a base prospectus, filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 12, 2025, and declared effective on December 2, 2025.

The closing of the Offering occurred on January 21, 2026. The gross proceeds to the Company from the Offering were approximately $25 million, before deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds received from the Offering for (i) sales and marketing, (ii) operational costs, (iii) product development and diversification, (iv) geographic expansion, and (v) and for general corporate purposes and working capital. The Company may also use a portion of the net proceeds to in-license, acquire or invest in complementary businesses or products, however, the Company has no current commitments or obligations to do so.

Pursuant to the Placement Agent Agreement, the Company agreed to pay the Placement Agent a cash fee equal to 7.0% of the aggregate purchase price paid by the purchasers in the Offering. In addition, the Company agreed to pay a non-accountable expense allowance to the Placement Agent equal to 1% of the gross proceeds received in the Offering. In addition, the Company issued to ThinkEquity or its designees warrants (the “Placement Agent Warrants”) to purchase up to an aggregate of 94,625 shares of the Company’s common stock. The Placement Agent Warrants are exercisable immediately upon issuance at an exercise price of $16.5125 per share and have a term of exercise equal to five years from the date of issuance.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosure matters.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of December 31, 2025, the end of the period covered by this Annual Report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer each concluded that, as of December 31, 2025, the end of the period covered by this Annual Report, we did not maintain effective disclosure controls and procedures at the reasonable assurance level.

•         During 2022, certain issues were identified that indicated the existence of deficiencies in the Company’s internal ability to prepare consolidated financial statements, reflecting material weakness in the Company’s internal control over financial reporting.

•         During 2023, the Company expanded its financial and accounting staff, which included adding a Chief Financial Officer, a Controller, a Director of Accounting and Financial Reporting, as well as requisite supporting staff. As a result, the Company believes that it has adequate staff resources to address accounting and reporting requirements under U.S. GAAP and SEC reporting standards, and to implement internal controls.

Management ’s Remediation Measures

Management is committed to maintaining a strong internal control environment. Accordingly, management is implementing a plan that includes the following to remediate the material weakness as soon as possible:

•         Ensured appropriate staff levels to ensure segregation of duties.

•         Ensured staff have the appropriate qualifications.

•         Ensured appropriate review procedures and processes were implemented.

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

Changes in Internal Control Over Financial Reporting

There have been no other changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) which occurred during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial

We are not required to comply with the auditor attestation requirement of Section 404 of the Sarbanes-Oxley Act while we qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012.

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

Item 9B. OTHER INFORMATION

Rule 10b5-1 Trading Arrangement

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURES REGARDING FOREIGN JURISDICTION THAT PREVENT INSPECTIONS

Not applicable.

PART III.

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following table sets forth the name, age and position of each of our executive officers, and directors:

NAME	AGE	POSITION

Executive Officers

Seth Young	41	Chief Executive Officer
Adam Felman	35	Chief Financial Officer
Jake Francis	43	Chief Operating Officer

Directors

Michael Cribari	40	Chairman of the Board of Directors
Brandon Eachus	39	Director
Daniel Bradtke	43	Director
Jonas Martensson (1)	48	Director
Kristen Britt (2)	42	Director
David Weild IV (3)	69	Director

(1) Chair of the nominating and governance committee

(2) Chair of the compensation committee

(3) Chair of the audit committee

Seth Young has been our Chief Executive Officer effective August 25, 2025. Mr. Young previously served as the Company’s Chief Strategy Officer since April 2025. Prior to joining the Company, Mr. Young served as Chief Innovation Officer at PointsBet (ASX: PBH), from November 2018 to August 2021, where he was responsible for strategic corporate development efforts including fundraising, partnerships, government and regulatory affairs, product development, M&A initiatives, and more. Mr. Young previously served as Chief Operating Officer at FSG Digital from August 2021 to April 2025, and Executive Director of Online Gaming at Foxwoods Resort Casino from August 2016 to November 2018. Prior to those roles, Mr. Young helped pioneer the daily fantasy sports industry in the USA as Chief Operating Officer and Executive Director of Flower City Gaming, and served as the Director of Strategy for TexasHoldem.com from 2005 to 2009. Mr. Young currently serves on the board of directors for Kinectify, EQL Games, and Kindbridge Behavioral Health.

Adam Felman has been our Chief Financial Officer since May 2025. Prior to joining the Company he served as Chief Financial Officer and Member of the Board of Directors of Digital Gaming Corporation, a leading online gaming company and B2B supplier. In 2023, he transitioned from private to public market operations following the sale of Digital Gaming Corporation to Super Group ($SGHC) and managed the disposal of DGC’s B2B assets to Games Global in 2024. From 2013 to 2017, Mr. Felman, a Chartered Accountant (ACA), was in practice at Hazlems Fenton LLP. He received Joint Honors in Mathematics and Business from Aston University in 2013.

Jake Francis has been our Chief Operating Officer since November 2025. Mr. Francis, previously served as a consultant to the Company since October 2025, providing operations support services. Mr. Francis brings nearly two decades of technical, regulatory, and operational experience to the Company’s leadership team. Prior to joining the Company, Mr. Francis served as Senior Vice President of Operations for BlueBet from March 2022 to March 2025, Director of Internet Gaming Compliance at Hard Rock Hotel & Casino in Atlantic City from February 2018 to March 2019, worked in risk management at NYX Gaming Group from November 2014 to February 2018, and Senior Director, Operations at Penn Entertainment from March 2007 to January 2014. Mr. Francis holds a M.B.A. in Business Strategy from the Fox School of Business at Temple University, a B.S. in Marketing from Lehigh University, and is a Certified Six Sigma Black Belt (CSSBB).

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

Kristen Britt has served as a member of our Board of Directors since May 2022. She currently serves as Vice President, People & Culture at Duetto Research, where she leads global human resources strategy. Prior to joining Duetto, Ms. Britt served as Vice President of People and Culture at Aristocrat Technologies, Inc. and Vice President of Human Resources at Hard Rock Digital. She previously held various leadership roles at Churchill Downs Incorporated and related or affiliated companies, most recently serving as Vice President of Human Resources. Ms. Britt holds a Master of Business Administration from Indiana University and a Bachelor of Science in Business Management from Western Kentucky University. Ms. Britt brings significant expertise in human capital strategy, executive compensation, organizational development, and scaling global workforces, as well as deep experience within the gaming and technology industries, which provides valuable perspective to our Board.

Daniel Bradtke has been one of our directors since April 2023 and since 2020 was a co-founder Happy Hour Entertainment Holdings Ltd., a seed fund and early-stage accelerator for iGaming. We believe that Mr. Bradtke’s extensive experience in senior management roles at iGaming companies, his broad knowledge of all aspects of iCasino operations, marketing, finance and industry trends, make him well qualified to be a member of our board of directors.

Jonas Martensson has been one of our directors since June 2023. Mr. Martensson has substantial board level experience in a number of important verticals for XLMedia in addition to both corporate and capital markets exposure across the Nordics. He is currently CEO of Mojang AB, a Swedish video game developer and publisher acquired by Microsoft in 2014. Mojang is best known for creating the popular independent game, Minecraft and continues to update and support the game across multiple platforms. Previously, Mr. Martensson founded betting operator Mobilbet.com, which was sold in 2016. Prior to this, Mr. Martensson held senior roles at Betsson, latterly in Betsson Technologies AB, as Head of Mobile responsible for strategy and execution of all mobile activities across the 28 group brands. Since July 2024, he has been the General Manager of Cleeks, one of the 13 teams on LIV Golf. LIV Golf is the F1 of Golf and the only global league across 5 continents. We believe that Mr. Martensson’s extensive experience as an entrepreneur and in senior management roles at gaming companies, his broad knowledge of all aspects of mobile, betting and other iGaming operations, marketing, finance and industry trends, make him well qualified to be a member of our board of directors.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the SEC reports showing ownership of and changes in ownership of our common stock and other equity securities. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (an any amendments thereof) received by us during or with respect to the year ended December 31, 2025, there have been no late reports, failures to file or transactions not timely reported, other than one late Form 4 filed on May 21, 2025 by Adam Felman reporting two transactions on May 16, 2025, and two late Form 4s filed on May 28, 2025 and June 11, 2025 by Michael Cribari reporting one transaction on May 23, 2025 and one transaction on June 6, 2025, respectively.

Code of Business Conduct and Ethics

Our board of directors has adopted a code of business conduct and ethics that will apply to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of business conduct and ethics is available on the investor relations page of our corporate website https://ir.highroller.com/ corporate- governance/governance-documents. We intend to post any amendments to our code of business conduct and ethics, or any waivers thereto, on our corporate website, or in filings under the Exchange Act.

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

Audit Committee

The members of our audit committee are David Weild, Kristen Britt and Jonas Martensson. Our board of directors has determined that each of these persons satisfies the requirements for independence and financial literacy under the rules and regulations of NYSE American and the SEC. Our board of directors has also determined that David Weild qualifies as an “audit committee financial expert,” as defined in the SEC rules, and satisfies the financial sophistication requirements of NYSE American. The audit committee will be responsible for, among other things:

•         appointing, overseeing, and if need be, terminating any independent registered public accounting firm;

•         assessing the qualification, performance and independence of our independent registered public accounting firm;

•         reviewing the audit plan and pre-approving all audit and non-audit services to be performed by our independent registered public accounting firm;

•         reviewing our financial statements and related disclosures;

•         reviewing the adequacy and effectiveness of our accounting and financial reporting processes, systems of internal control and disclosure controls and procedures;

•         reviewing our overall risk management framework;

•         overseeing procedures for the treatment of complaints on accounting, internal accounting controls, or audit matters;

•         reviewing and discussing with management and the independent auditor the results of our annual audit, reviews of our quarterly financial statements and our publicly filed reports;

•         reviewing and approving related person transactions; and

•         preparing the audit committee report that the SEC requires in our annual proxy statement.

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

Compensation Committee

The members of our compensation committee are Kristen Britt, Jonas Martensson and David Weild. Our board of directors has determined that each of these non-employee directors meets the requirements for independence under the rules of NYSE American and the SEC. The compensation committee will be responsible for, among other things:

•         reviewing the elements and amount of total compensation for all officers;

•         formulating and recommending any proposed changes in the compensation of our Chief Executive Officer for approval by the board;

•         reviewing and approving any changes in the compensation for officers, other than our Chief Executive Officer;

•         administering our equity compensation plans;

•         reviewing annually our overall compensation philosophy and objectives, including compensation program objectives, target pay positioning and equity compensation; and

•         preparing the compensation committee report that the SEC will require in our annual proxy statement.

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

Nominating and Governance Committee

The members of our nominating and governance committee are Kristen Britt, Jonas Martensson and David Weild. Our board of directors has determined that each of these non-employee directors meets the requirements for independence under the rules of NYSE American for service on this committee. The nominating and governance committee will be responsible for, among other things:

•         evaluating and making recommendations regarding the composition, organization and governance of our board of directors and its committees,

•         identifying, recruiting and nominating director candidates to the board if and when necessary;

•         evaluating and making recommendations regarding the creation of additional committees or the change in mandate or dissolution of committees,

•         reviewing and making recommendations with regard to our corporate governance guidelines and compliance with laws and regulations, and

•         reviewing and approving conflicts of interest of our directors and corporate officers, other than related person transactions reviewed by the audit committee.

Our nominating and governance committee operates under a written charter adopted by our board of directors, which satisfies the applicable listing standards of NYSE American.

Compensation Committee Interlocks and Insider Participation

None of the members of our compensation committee is or has been an officer or employee of our company. None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee or director (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of any entity that has one or more executive officers who will serve on our compensation committee or our board of directors.

Limitation on Liability and Indemnification Matters

Our Certificate of Incorporation contains provisions that limit the liability of our directors for damages to the fullest extent permitted by Delaware law. Consequently, none of our directors will be personally liable to us or our stockholders for damages as a result of an act or failure to act in his or her capacity as a director, unless:

•         the presumption that directors are acting in good faith, on an informed basis, and with a view to the interests of the corporation has been rebutted; and

•         it is proven that the director’s act or failure to act constituted a breach of his or her fiduciary duties as a director and such breach involved intentional misconduct, fraud or a knowing violation of law.

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

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

•         any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•         any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•         being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

•         being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•         being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•         being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Item 11. EXECUTIVE COMPENSATION

All of our current named executive officers will be eligible to participate in our employee benefit and insurance plans, in each case on the same basis as all of our other employees. The following table sets forth information regarding each element of compensation (in thousand) that was paid or awarded to the named executive officers of the Company for the years ended December 31, 2025 and 2024.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	StockAwards (3)	All Other Compensation ($) (4)	Total ($)

Ben Clemes
Chief Executive Officer (1)	2025	214	—	—	—	214
	2024	246	—	1,423	—	1,669
Seth Young
Chief Executive Officer (1)	2025	176	—	391	19	586
	2024	—	—	—	—	—
Idan Levy
Chief Executive Officer, Ellmount Entertainment Ltd (2)	2025	—	—	—	—	—
	2024	146	35	—	—	181
Adam Felman
Chief Financial Officer (4)	2025	203	—	371	—	574
	2024	—	—	—	—	—
Jake Francis
Chief Operating Officer (5)	2025	40	—	—	—	40

Matt Teinert
Chief Financial Officer (4)	2025	83	10	—	—	93
	2024	200	36	927	18	1,181

(1)	Ben Clemes was succeeded by Seth Young as Chief Executive Officer effective August 2025.

(2)	Idan Levy was appointed Chief Executive Officer of Ellmount Entertainment Ltd effective May 2022 and resigned effective April 2, 2024.

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

(4)	Matt Teinert was succeeded by Adam Felman as our Chief Financial Officer effective May 2025. All other compensation includes reimbursement of health insurance costs to Mr. Teinert.
(5)	Jake Francis was appointed Chief Operating Officer in November 2025. Prior to his appointment as COO, Mr. Francis served as a consultant in October 2025.

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

In May 2022 we entered into an employment agreement with Idan Levy by which Mr. Levy was appointed Chief Executive Officer of our operating subsidiaries, effective September 1, 2022, at a base gross salary of 320 thousand euros per year with a guaranteed annual bonus of 30 thousand euros. Under the terms of the employment agreement Mr. Levy was entitled to a performance bonus of up to 30% of his annual salary subject to our achieving 10% revenue growth and EBITDA per calendar quarter. Mr. Levy is entitled to participate in regular health insurance and other employee benefit plans as established by us. Effective September 1, 2022 we also granted Idan Levy a non-qualified stock option to:

•         purchase up to 55,599 shares of common stock at the initial public offering price which shall vest in twelve installments of three months each commencing on the one-year anniversary of the grant date; and

•         purchase up to an additional 55,599 shares of common stock at the Exercise Price, with vesting subject to the Company’s accomplishing the following annual milestones; (i) 18,533 options shall vest upon our reporting net revenue of at least $50 million for the year ending December 31, 2023, (ii) 18,533 options shall vest upon reporting net revenue of at least $100 million for the rear ending December 31, 2024 and (iii) 18,533 options shall vest upon our reporting net revenue of at least $150 million for the year ending December 31, 2025. To the extent that an annual milestone is not met in either the year ending December 31, 2023 or the year ending December 31, 2024, the annual milestone options shall also vest if the annual milestones are met on a cumulative basis in the subsequent year or years.

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

Effective May 18, 2023, we entered into an offer letter with Matt Teinert by which he was appointed our Chief Financial Officer at a base salary of $200 thousand with an annual cash bonus of $20 thousand and an additional quarterly cash bonus of $5 thousand based on certain performance indicators. Mr. Teinert was also granted a stock option to purchase 30,000 shares of our common stock at a strike price of $6.33 and 10,000 time-based restricted stock units, subject to continued service. One third of the options and units shall vest May 1, 2024 and the remainder vests ratably quarterly over the two years following the initial vest. Mr. Teinert was entitled to participate in regular health insurance and other employee benefit plans as established by us and pending our establishment of a group health plan we have agreed to provide him with a health insurance allowance of up to $2 thousand per month. Effective May 16, 2025, Matthew Teinert resigned as Chief Financial Officer of the Company. Mr. Teinert’s resignation as Chief Financial Officer was not the result of any disagreements with the Company regarding any matters related to its operations, policies, practices, or otherwise.

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

Mr. Clemes was entitled to participate in regular health insurance and other employee benefit plans as established by us and pending our establishment of a group health plan we have agreed to provide him with a health insurance allowance of up to $2 thousand per month. the Company. Effective August 31, 2025, Mr. Clemes resigned as Chief Executive Officer of the Company. Mr. Clemes’ resignation as Chief Executive Officer was not the result of any disagreements with the Company regarding any matters related to its operations, policies, practices, or otherwise.

On August 26, 2025, the Board appointed Seth Young as Chief Executive Officer of the Company, effective September 1, 2025. Mr. Young, previously served as the Company’s Chief Strategy Officer since April 2025. His annual salary was $240,000, which was raised to $330,000 effective January 1, 2026. On July 7, 2025, when he was Chief Strategy Officer, the Board approved the grant of stock options to acquire 100,000 shares of common stock of the Company and 75,000 restricted stock units under the High Roller Technologies, Inc. 2024 Equity Incentive Plan. The options shall vest and become exercisable in equal quarterly installments as follows:

• 20,000 options shall vest when ROLR share price reaches $8 per share;

• 20,000 options shall vest when ROLR share price reaches $10 per share;

• 20,000 options shall vest when ROLR share price reaches $12.50 per share;

• 20,000 options shall vest when ROLR share price reaches $15 per share;

• 20,000 options shall vest when ROLR share price reaches $20 per share;

The RSUs shall vest in equal annual installments of 25,000 shares.

On May 16, 2025, the Board appointed Adam Felman as Chief Financial Officer of the Company with an annual salary of £225,000 and the grant of stock options to acquire 150,000 shares of common stock of the Company and 50,000 restricted stock units under the High Roller Technologies, Inc. 2024 Equity Incentive Plan to Mr. Felman. The options shall be exercisable at a price equal to $2.20 and shall have a maximum term of ten years measured from this date of grant, subject to any earlier termination following the cessation of Mr. Felman’s service to the Company. The options and RSU’s shall vest and become exercisable in equal quarterly installments over a period of three years from the date of grant.

Non-Equity Incentive Plan Compensation

We do not provide a non-equity compensation plan for our employees.

Outstanding Equity Awards at Fiscal Year-End

The following table discloses information regarding outstanding equity awards granted or accrued as of December 31, 2025, for our named executive officers.

Outstanding Equity Awards
(dollars in thousands)	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Vested	Number of Securities Underlying Unexercised Options (#) Unvested	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)
Seth Young (Chief Executive Officer)	—	100	2.96	7/6/2035	75	155
Adam Felman (Chief Financial Officer)	33	117	2.20	4/30/2035	41	85

Compensation of Directors

Non-Officer Director Compensation

At December 31, 2025, we have accrued an aggregate of $0 thousand for the services of certain non-officer members of our board of directors which was charged to general and administrative expenses during the year ended December 31, 2025  Beginning July 1, 2024, each of our non-officer directors are entitled to receive an annual retainer of $36,000 for their services on the board of directors. The chairman of our board will receive an additional annual retainer of $35 thousand. In addition to the annual retainer, the compensation of each non-officer board member will consist of committee service payments (payable quarterly in arrears) as follows:

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

The following table sets forth the summary compensation information (in thousands) for each of our non-employee directors for the fiscal year ended December 31, 2025:

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Daniel Bradtke	30	64	—	—	—	—	94
Kristen Britt	50	—	—	—	—	—	50
Jonas Martensson	48	—	—	—	—	—	48
Michael Cribari	—	—	—	—	—	—	—
Brandon Eachus	—	—	—	—	—	—	—
David Wield	55	—	—	—	—	—	55

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

In the year ended December 31, 2025, no options were granted to our named executive officers within four business days prior to, or one business day following, the filing or furnishing of a periodic or current report by us that disclosed MNPI.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our shares as of March 10, 2026 by (i) each person or entity known by us to own beneficially more than 5% of our outstanding shares; (ii) each of our directors and executive officers individually; and (iii) all of our executive officers and directors as a group.

All of our shareholders, including the shareholders listed below, have the same voting rights attached to their shares of common stock. Unless otherwise noted below, each director’s, officer’s and shareholder’s address is care of High Roller Technologies, Inc., 400 South 4th Street, Suite 500-#390, Las Vegas, Nevada 89101.

Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Common Stock Beneficial Ownership
Holders of more than 5% of our voting securities:
Cascadia Holdings Limited (1)	2,588,396	23.76%
OEH Invest AB (2)	2,010,631	18.45%
Spike Up Media A.B. (3)	804,503	7.38%
Directors and Executive Officers who are not 5% holders:
Michael Cribari	46,052 (1)(3)(5)	(1)(3)(5)
Brandon Eachus	89,968 (1)(3)(5)	(1)(3)(5)
Seth Young	12,796	0.12%
Adam Felman	27,250	0.25%
Jake Francis	2,745	0.03%
Kristin Britt	—	—%
Daniel Bradtke (4)	154,284	1.42%
Jonas Martensson	—	—%
All directors and executive officers as a group (8 persons) (5)	333,095	3.06%

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

(3) Includes 804,503 shares of common stock, after giving effect to 100,579 shares received as part of the Happy Hour Distributions (defined in note 4 below). See “Certain Relationships and Related Party Transactions.” Spike Up Media A.B. is a subsidiary of Ellmount Interactive A.B. which is owned by Cascadia and OEH. Michael Cribari, Brandon Eachus, and Jeffrey Smith as owners of Cascadia and Oskar Hornell as owner of OEH, may be deemed to have joint voting and joint dispositive power over the shares of common stock of the Company held by Spike Up Media.

(4) Includes 154,284, after giving effect to 119,305 shares received as part of the Happy Hour Distributions.

(5) Number of shares includes joint beneficial ownership by Michael Cribari and Brandon Eachus, directors of the Company, of shares of common stock of the Company held by Cascadia and indirect joint beneficial ownership of shares of common stock of the Company held by Spike Up Media. See footnotes (1) and (3) above.

Securities Authorized for Issuance under Equity Compensation Plans

The following table summarizes the equity compensation plans under which our securities may be issued as of December 31, 2025 and does not include grants made or cancelled and options exercised after such date. The securities that may be issued consist solely of shares of our common stock and all plans were approved by stockholders of the Company.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders	1,069,272	$3.51	2,581,499
Equity compensation plans not approved by security holders	—	$—	—
December 31, 2025 Total	1,069,272	3.51	2,581,499

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since or series of transactions since the beginning of the fiscal year beginning January 1, 2024 or any currently proposed transaction, to which we were or are to be a participant and in which the amount involved in the transaction or series of transactions exceeds $120 thousand or one percent of the average of our total assets as at the year-end for the last two completed fiscal years, and in which any of our directors, executive officers or persons whom we know hold more than five percent of any class of our capital stock, including their immediate family members, had or will have a direct or indirect material interest, other than compensation arrangements with our directors and executive officers.

As of October 21, 2021, Happy Hour Solutions Ltd., a company registered in Cyprus, the holder of an Estonian gaming license and, until December 31, 2025 when the company acquired Happy Hour Solutions Ltd., a subsidiary of Happy Hour Entertainment Ltd., one of our principal shareholders, entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical and solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. We entered into several agreements with Happy Hour Solutions Ltd., including:

•         a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain;

•         a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

•         in March 2024 an Online Gaming Operations Agreement, by which as further described therein we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

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

In 2021 Spike Up Media AB, a Swedish corporation wholly owned by Ellmount Interactive, our former parent, entered into a domain license agreement by which Spike Up Media was the licensor and HR Entertainment, Ltd, a BVI corporation, was licensee of the domain name “HighRoller.com.” HR Entertainment agreed to purchase the domain name for €3.0 million ($3.2 million), which shall be paid in arrears each calendar quarter in an amount equaling 2% of the licensee’s net revenue. Licensee may pay the balance owing on the purchase price in cash at any time. Quarterly payments commenced as of April 1, 2022 with respect to revenue generated in the calendar quarter ended March 31, 2022. As of December 31, 2025 and 2024, the total amount due to Spike Up includes $0.0 million and $1.9 million, respectively, related to the HighRoller.com domain name purchase.

For the years ended December 31, 2025 and 2024, the Company generated no revenues related to the services performed for Interactive and Spike Up for the Company. Included in net income from discontinued operations net of taxes in the consolidated statements of operations for the years ended December 31, 2025 and 2024, $5.5 million and $4.7 million, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized $0 and $0.6 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the consolidated statements of operations. Included in net income from discontinued operations net of taxes for the years ended December 31, 2024, $0.2 million. For the years ended December 31, 2025 and 2024, the Company also incurred other costs from Spike Up that were included in the consolidated statement of operations, consisting of $0 and $0.6 million included in general and administrative expenses, $0.8 and $2.2 million included in direct operating costs, and respectively. Included in net income from discontinued operations net of taxes for the years ended December 31, 2025 and 2024, $1.7 million and $.04 million, respectively.

For the years ended December 31, 2025 and 2024, the Company recognized an immaterial amount in both periods for services performed by Interactive for the Company which was included in general and administrative expenses in the consolidated statements of operations.

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

Spike Up Media LLC is a wholly owned subsidiary of Spike Up Media AB, which is a wholly owned subsidiary of Ellmount Interactive AB. Cascadia Holdings LTD and OEH Invest AB own 66.9% and 33.1% of Ellmount Interactive AB respectively. Jeffrey Smith, Brandon Eachus and Michael Cribari own 30.43%, 30.43% and 39.14% of Cascadia Holdings LTD respectively. OEH Invest AB is a wholly owned subsidiary of OEH Forvaltning AB whose sole equity holder is Oskar Hornell. WKND is a wholly owned subsidiary of Happy Hour Entertainment Holdings Ltd. Daniel Bradtke, one of our directors, is a confounder of Happy Hour Entertainment Holdings. Spike-Up Media owns less than 10% of Happy Hour Entertainment Holdings.

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

Director Independence

The Board evaluates the independence of each nominee for election as a director of our Company in accordance with the NYSE American rules. Pursuant to these rules, smaller reporting companies are only required to maintain a board of directors comprised of at least 50% independent directors, and all directors who sit on our Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee must also be independent directors.

Our Board has determined that Kristen Britt, Jonas Martensson, and David Weild are “independent,” as defined under the applicable rules and regulations of the SEC and the listing requirements and rules of the NYSE American. In making this determination, our Board considered the current and prior relationships that each nonemployee director nominee has with our Company and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each nonemployee director nominee. Accordingly, at least 50% of our directors are independent, as required under applicable NYSE American rules, as of the date of this report.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountants, WithumSmith+Brown, PC, for professional services rendered for the years ended December 31, 2025 and 2024 are set forth below:

(in thousands)	Year Ended December 31,
Fee Category	2025	2024
Audit fees (1)	$502	$394
Audit-related fees (2)	—	—
Tax fees (3)	—	—
All other fees (4)	—	—
Total fees	$502	$394

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

10.2	Amendment to High Roller Technologies, Inc. 2024 Equity Incentive Plan incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on November 19, 2025.

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

10.32

Share Transfer Agreement dated December 23, 2025, by and between Deepdive Holdings Ltd., and Happy Hour Entertainment Holdings Ltd., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 23, 2025.

10.33

Stock Purchase Agreement dated January 8, 2026, by and between the Company and Saratoga Casino Holdings incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 9, 2026.

10.34	Placement Agency Agreement dated January 19, 2026, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026.
10.35	Form of Placement Agent Warrant incorporated by reference to Exhibit 5.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 20, 2026.
14.1	Code of Ethics incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (No. 333-276176) filed with the SEC on December 20, 2023.

19.1	Insider Trading Policy, effective July 30, 2024, incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025.

21.1	List of Subsidiaries of Registrant incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025.
23.1*	Consent of WithumSmith+Brown, PC
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Clawback Policy, effective March 2024, incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 21, 2025.
101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Indicates management contract or compensatory plan

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HIGH ROLLER TECHNOLOGIES, INC.

Date: March 10, 2026	/s/ Seth Young
Seth Young
Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2026	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Seth Young	Chief Executive Officer and Chairman	March 10, 2026
Seth Young	(Principal Executive Officer)

/s/ Adam Felman	Chief Financial Officer	March 10, 2026
Adam Felman	(Principal Financial Officer and Principal Accounting Officer)

/s/ Michael Cribari	Chairman of the Board	March 10, 2026
Michael Cribari

/s/ Brandon Eachus	Director	March 10, 2026
Brandon Eachus

/s/ Daniel Bradtke	Director	March 10, 2026
Daniel Bradtke

/s/ Kristen Britt	Director	March 10, 2026
Kristen Britt

/s/ Jonas Martensson	Director	March 10, 2026
Jonas Martensson

/s/ David Weild IV	Director	March 10, 2026
David Weild IV