Form 10-Q
period 2026-03-31
High Roller Technologies, Inc.
filed 2026-05-12
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, there were 10,968,987 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

•        litigation and our ability to obtain and maintain the intellectual property needed to adequately protect our products, and our ability to avoid infringing or otherwise violating the intellectual property rights of third parties;

•        other risks described from time to time in our filings with the Securities and Exchange Commission;

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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
(in thousands, except share and per share data)	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$22,451	$2,076
Restricted cash	626	589
Prepaid expenses and other current assets	1,172	779
Deferred tax asset, current	2,298	2,368
Total current assets	26,547	5,812
Deferred offering costs	—	80
Property and equipment, net	392	417
Operating lease right-of-use asset, net	755	826
Intangible assets, net	10,717	10,507
Deferred tax asset, non-current	796	817
Other assets	76	60
Total assets	$39,283	$18,519

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$495	$804
Accrued expenses	2,686	3,373
Player liabilities	793	816
Due to affiliates	1,912	1,993
Operating leases obligation, current	225	166
Total current liabilities	6,111	7,152
Other liabilities	1,101	1,084
Operating lease obligation, noncurrent	573	641
Total liabilities	7,785	8,877
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 10,943,070 shares and 8,485,404 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	8
Additional paid-in capital	57,960	32,930
Accumulated deficit	(27,265)	(24,299)
Accumulated other comprehensive income	792	1,003
Total stockholders’ equity	31,498	9,642
Total liabilities and stockholders’ equity	$39,283	$18,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025

Revenues, net	$3,366	$5,195

Operating expenses
Direct operating costs:
Related party	187	313
Other	1,071	2,235
General and administrative:
Related party	—	14
Other	4,519	3,321
Advertising and promotions:
Related party	119	701
Other	228	2,071
Product and software development:
Related party	—	—
Other	238	201
Total operating expenses	6,362	8,856
Loss from operations	(2,996)	(3,661)

Other income (expense)
Interest income (expense), net	46	(46)
Other (expense) income	—	(1)
Total other income (expense)	46	(47)

Loss before income taxes	(2,950)	(3,708)
Income tax expense (benefit)	16	17
Net loss from continuing operations	$(2,966)	$(3,725)

Net income from discontinued operations net of taxes	$—	$449

Net loss	$(2,966)	$(3,276)

Other comprehensive loss
Foreign currency translation adjustment	(211)	48
Comprehensive loss	$(3,177)	$(3,228)

Net income (loss) per common share:
Continuing operations	$(0.29)	$(0.44)
Discontinued operations	$—	$0.05
Net loss per common share – basic and diluted	$(0.29)	$(0.39)
Weighted average common shares outstanding – basic and diluted	10,396,906	8,374,928

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholder’s Equity

December 31, 2025	8,485,405	$8	$32,930	$(24,299)	$1,003	$9,642
Shares issued for vesting of restricted stock units	31,958	—	—	—	—	—
Share-based compensation	—	—	1,263	—	—	1,263
Shares issued for services rendered	28,910	—	—	—	—	—
Options exercised	132,136	—	316	—	—	316
Shares issued in private placement registered direct offerings	2,249,649	3	23,451	—	—	23,454
Net loss	—	—	—	(2,966)	—	(2,966)
Foreign currency translation	—	—	—	—	(211)	(211)
March 31, 2026	10,928,058	$11	$57,960	$(27,265)	$792	$31,498

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(2,966)	$(3,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	71	76
Noncash interest expense	15	—
Noncash lease expense	51	184
Change in deferred taxes	—	—
Share-based compensation	260	308
Warrant expense	1,003	—
Changes in operating assets and liabilities:
Due from affiliates	(148)	622
Prepaid expenses and other current assets	(402)	37
Other assets	(1)	—
Accounts payable	(452)	(323)
Accrued expenses	(624)	(417)
Player liabilities	(3)	374
Due to affiliates	100	(1,082)
Operating lease liabilities	10	(128)
Deferred offerings costs	79	—
Other liabilities	16	17
Net cash used in operating activities	(2,991)	(3,608)
Cash flows from investing activities
Investment in capitalized software	(78)	—
Purchase of property and equipment	(1)	(13)
Net cash used in investing activities	(79)	(13)
Cash flows from financing activities
Settlement of affiliated debt	—	(90)
Proceeds from placement and registered direct offerings	23,453	—
Proceeds from exercised options	316	—
Net cash (used in) provided by financing activities	23,769	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(287)	290
Net change in cash, cash equivalents, and restricted cash	20,412	(3,421)
Cash, cash equivalents, and restricted cash – beginning of period	2,665	7,954
Cash, cash equivalents, and restricted cash – end of period	$23,077	$4,533

Non-cash financing activities:
Acquisition of right of use asset in exchange for lease obligations	$—	$138

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. High Roller operates an online gaming business offering casino games to customers worldwide under the domain name ‘highroller.com’. High Roller will be applying for a guaranteed introducing broker license, followed by an introducing broker license, to operate in the regulated US prediction markets under its wholly owned subsidiary ROLR US LLC.

Subsidiaries of High Roller

The following are the Company’s wholly owned subsidiaries:

•         HR Entertainment LTD,

On March 17, 2022, the Company acquired HR Entertainment Ltd, an entity organized under the laws of British Virgin Islands, and currently has no operations.

•         Lunar Ventures Limited

On May 30, 2023, Lunar Ventures Limited was incorporated in Malta. The services provided by Ventures principally include customer support, activation, and retention, risk management, payments, and fraud management, and monthly reporting on support transactions.

•         Interstellar Entertainment N.V

On February 15, 2024, Interstellar Entertainment N.V. was incorporated in Curacao. Interstellar Entertainment N.V. holds a worldwide license to operate the HighRoller.com domain.

•         Deep Dive Holdings LTD

Deep Dive Holdings LTD, which was organized in Malta in September 2024, acts as a holding company for the Company’s consolidated Maltese and Cypriot operating and service entities and has no operations.

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

•         Happy Hour Solutions Limited

On December 31, 2025, the Company acquired Happy Hour Solutions Limited, a Cyprus company. Happy Hour Solutions Limited holds the Company’s Estonian Gaming License.

•         Wowly NV (“Wowly”)

On April 26, 2011, Wowly was organized in Curacao, and currently has no operations.

•         Ellmount Entertainment Ltd. (“Entertainment”)

On December 30, 2021, the Company acquired Entertainment, a Malta company. Entertainment manages certain internet related advertising services on behalf of the Company.

•         ROLR US LLC

On April 6, 2026, ROLR US LLC was organized in Delaware, for the purpose of applying for a guaranteed introducing broker license to operate in the regulated US prediction markets.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Discontinued Operations

On December 31, 2025, the Company agreed to assign and transfer to Spike Up Media, A.B. the domain name www. casinoroom.com and all variations and extensions the “Casino Room Domain”. In exchange for the Casino Room Domain, the Company received 100% of the issued and allotted share capital of Happy Hour Solutions Limited, which holds a valid remote gambling license issued by the Estonian Tax and Customs Board. The disposal of the Casino Room Domain represents a strategic shift for the Company. The operating results associated with the Casino Room Domain were reported as net income from discontinued operations in the consolidated statements of operations for the three months ended March 31, 2025. The net income from discontinued operations for the three months ended March 31, 2025 represents the results associated with the Casino Room Domain results from the prior period.

Material Transactions

Private Placement

On January 8, 2026, the Company entered into a stock purchase agreement with an accredited investor, pursuant to which the Company sold and issued to the investor in a private placement, an aggregate of 357,143 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.80 per share. The private placement closed on January 12, 2026. The aggregate gross proceeds from the private placement were $1.0 million.

Registered Direct Offering

On January 19, 2026, the Company, entered into a placement agent agreement with ThinkEquity LLC, pursuant to which the Company sold and issued directly to several investors, in a registered direct offering an aggregate of 1,892,506 shares of the Common Stock, at an offering price of $13.21 per share. The aggregate gross proceeds from the registered direct offering were $25.0 million. There were certain issuance costs related to the offering totaling approximately $2.5 million.

Entry into a Material Definitive Agreement

On April 14, 2026, the Company entered into a Mutual Collaboration Agreement (the "Collaboration Agreement") with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.Pursuant to the Collaboration Agreement, the Company initially will serve as a guaranteed introducing broker and plans to procure an introducing broker license shortly thereafter, for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 — Summary of significant accounting policIes

The Company’s complete accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2026. Since December 31, 2025, there have been no material changes to the Company’s significant accounting policies.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of High Roller Technologies, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to From 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes and financial information that are normally required under U.S. GAAP can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The information included in this interim report should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2025, as previously filed with the SEC.

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

The historical results of operations of Casinoroom.com are presented as discontinued operations in these Consolidated Financial Statements. Refer to Note 17, “Discontinued Operations,” for more information.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation. Due to the amended services agreement between Ellmount Entertainment LTD. and Spike Up Media AB certain expenses have been reclassed from advertising and promotions to direct operating costs (related party), for comparative purposes. For the three months ended March 31, 2025, $1.0 million was reclassed.

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Indefinite-lived intangible assets consist of trademarks, domain name and gaming license. Indefinite-lived intangible assets are not amortized; rather they are tested for impairment at least annually, or more frequently if adverse events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Impairment tests are performed, at a minimum, in the fourth quarter of each year.

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

The Company conducted an impairment analysis with respect to the Estonia gaming license and HighRoller domain name at March 31, 2026, which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the three months ended March 31, 2026 and 2025.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Happy Hour Solutions Limited maintains separate accounts with various intermediary parties to segregate cash that resides in customers’ interactive gaming accounts from cash used in operating activities. Player funds denoted as such by Happy Hour Solutions Limited at the end of each period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming withdrawals that were initiated by players but that are still pending at the end of each period, and the value of any bets that are unsettled at the end of each period.

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency and Foreign Exchange Risk

The condensed consolidated financial statements are presented in United States Dollars ($), which is the Company’s reporting currency.

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented in the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of March 31, 2026 and December 31, 2025, 13% and 99%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net income (loss) and are included within general and administrative expenses. For the three months ended March 31, 2026 and 2025, the Company incurred foreign currency transaction losses of $0.7 million and $0.2 million, respectively.

The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

Credit Risk

The Company’s credit risk arises from cash and cash equivalents, and restricted cash and deposits with banks and other financial institutions. The Company maintains balances in banks in the United States and outside of the United States, primarily within the European Union. For funds held within the United States, the Federal Deposit Insurance Corporation insures $250 thousand per depositor per FDIC insured bank. For funds held within the European Union, the European Deposit Insurance Scheme insures €100 thousand per depositor per bank. The Company has funds in Finland, Cyprus, Lithuania, and Malta that are protected under this scheme. The Company mitigates potential cash risk by diversifying bank accounts with insured banking institutions within the United States and European Union. Furthermore, the Company maintains cash in payment service provider accounts and other such financial institutions that may or may not be protected under the previously mentioned insurance schemes. The Company mitigates this potential risk by drawing down funds and transferring them to insured bank accounts on a regular basis. Any loss incurred or lack of access to such funds could have an adverse impact on the Company’s financial conditions, results of operations and cash flows.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RecentLY ADOPTED Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 — Revenue

The components of disaggregated revenue for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Net gaming revenue	$3,364	$5,190
Net revenue generated through non-core services	2	1,581
Discontinued operations	—	(1,576)
Total Revenue	$3,366	$5,195

All the Company’s revenue generated through non-core services can be attributed to Sweden. The Company’s net gaming revenue by country for those with significant revenue for the three months ended March 31, 2026 and 2025 is summarized as follows:

	Three Months Ended March 31,
(in thousands)	2026		2025
Finland	$2,142	63%	$3,052	59%
New Zealand	729	22%	1,177	23%
Norway	—	0%	321	6%
Canada	463	14%	511	10%
Rest of world	30	1%	129	2%
Total Revenue	$3,364	100%	$5,190	100%

As of March 31, 2026 and December 31, 2025, the Company did not record any contract assets or liabilities.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$22,451	$2,076
Restricted cash	626	589
Total cash and cash equivalents, and restricted cash	$23,077	$2,665

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents:
United States	$20,012	$31
Malta	1,818	1,118
Finland	157	182
Switzerland	131	91
Lithuania	60	221
United Kingdom	52	89
Other	220	344
Restricted cash
United Kingdom	260	255
Denmark	176	159
Malta	186	175
Other	5	—
Total cash and cash equivalents, and restricted cash	$23,077	$2,665

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Payment provider receivables	$129	$46
VAT recoverable	111	116
Prepaid insurance	103	206
Other prepaids	829	411
Total prepaid and other current assets	$1,172	$779

Note 6 — Intangible assets, Net

Intangible assets, net at March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31, 2026
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Domain name	Indefinite	$5,458	$—	$—	$5,458
Capitalized license	Indefinite	4,744	—	—	4,744
Capitalized software	5	1,192	(679)	—	513
Trademarks	Indefinite	2	—	—	2
		$11,396	$(679)	$—	$10,717

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	December 31, 2025
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Domain name	Indefinite	$5,549	$—	$—	$5,549
Capitalized license	Indefinite	4,412	—	—	4,412
Capitalized software	5	1,187	(643)	—	544
Trademarks	Indefinite	2	—	—	2
		$11,150	$(643)	$—	$10,507

Trademarks and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks and domain names are located in Europe and the US. There was no impairment during the three months ended March 31, 2026 and 2025.

For the three months ended March 31, 2026 and 2025, the Company capitalized costs of $0.02 million and $0 incurred with respect to internal-use software, respectively. The Company recorded $0.03 million and $0.06 million in amortization expense on internal-use software for the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations. The Company’s internal use software is in use in Europe.

Note 7 — Property and equipment

Property and equipment at March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Machinery, furniture, and equipment	$307	$312
Leasehold improvements	216	222
	523	534
Less: accumulated depreciation	(131)	(117)
Total property and equipment, net	$392	$417

The Company recorded depreciation expense on property and equipment of $17 thousand and $13 thousand for the three months ended March 31, 2026 and 2025, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations.

Note 8 — Accrued expenses

Accrued Expenses at March 31, 2026 and December 31, 2025, are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Accrued expenses	$753	$763
VAT and other non income tax liabilities	625	910
Accrued marketing	508	737
Accrued licensing fee	366	585
Accrued payroll	273	53
Income tax payable	62	63
Accrued deferred offering costs	—	79
Other accrued expenses	99	183
Total accrued expenses	$2,686	$3,373

Note 9 — Stockholders’ equity

The Company is authorized to issue 60,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. The common stock and undesignated preferred stock have a par value of $0.001 per share.

The holders of common stock are entitled to one vote per share on any matter submitted to a vote at a meeting of stockholders.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 — Net INCOME (loss) per share

The computation of net income (loss) per common share and the weighted average common shares outstanding for the three months ended March 31, 2026 and 2025, is summarized as follows:

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
Basic
Net loss from continuing operations	$(2,966)	$(3,725)
Net income from discontinued operations net of taxes	$—	$449
Weighted average number of shares used in computing net income (loss) per share – basic and diluted	10,396,906	8,374,928
Net loss per share from continuing operations - basic and diluted	$(0.29)	$(0.44)
Net income per share from discontinued operations - basic and diluted	$—	$0.05
Net loss per share - basic and diluted	$(0.29)	$(0.39)

As of March 31, 2026 and 2025, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three months ended March 31, 2026 and 2025 as their effect would have been anti-dilutive. The additional securities are excluded from the dilutive earnings per share calculation are as follows:

	For the Three Months Ended
	March 31,
	2026	2025
Stock options	842,567	978,806
Restricted stock units	456,915	228,847
Warrants	141,297	101,672
	1,440,779	1,309,325

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11 — Share-based compensation

The Company adopted its 2024 Equity Incentive Plan in January 2024 to provide equity-based compensation incentives in the form of options, restricted stock unit awards, performance awards, restricted stock awards, stock appreciation rights, and other forms of awards to employees, directors and consultants, including employees and consultants or affiliates, to purchase the Company’s common stock in order to motivate, reward and retain personnel. Upon adoption, an aggregate of 1,700,000 shares of common stock was reserved for grant and issuance pursuant to the equity incentive plan. On November 17, 2025, the stockholders of the Company approved and adopted an amendment to the Company’s 2024 Equity Incentive Plan, as amended, at its 2025 annual meeting of stockholders to increase the number of shares of common stock available for issuance thereunder from 1,700,000 to 4,200,000.

A summary of option activity for the three months ended March 31, 2026, and the year ended December 31, 2025, is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - January 1, 2025	938,453	$5.08	9.20
Granted	727,901	$1.21	9.41
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(698,754)	$4.88	—
Outstanding - December 31, 2025	967,600	$3.14	8.58
Granted	125,000	$2.91	9.86
Exercised	(132,136)	$3.32	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(117,897)	$2.13	—
Outstanding - March 31, 2026	842,567	$3.28	9.10
Exercisable - March 31, 2026	263,403	$4.23	8.79

Options granted during the three months ended March 31, 2026 and 2025, were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Three Months Ended
March 2026
Weighted average grant date fair value	$2.21
Expected term (years)	3.99-5.87
Risk-free interest rate	4.32%
Expected volatility	65.00%
Expected dividends yield	—%
Exercise price	$2.25-3.90

For the Three Months Ended
March 31, 2025
Weighted average grant date fair value	$3.04
Expected term (years)	5.14-5.52
Risk-free interest rate	4.0-4.1%
Expected volatility	68.0%
Expected dividends yield	—%
Exercise price	$2.93

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$103	$227
Total	$103	$227

Compensation costs related to non-vested option rewards not yet recognized as of March 31, 2026 was $971 thousand and will be recognized over the next 3 years.

A summary of restricted stock units (“RSUs”) activity for the three months ended March 31, 2026, and the year ended December 31, 2025, is presented below:

	Number of Units	Weighted Average Grant Date FV
RSUs outstanding at January 1, 2025	255,716	$4.13
Granted	247,091	$2.60
Vested	(134,522)	$3.61
Forfeited	(217,138)	$5.51
RSUs outstanding at December 31, 2025	151,147	$2.66
Granted	344,600	$3.85
Vested	(31,958)	$3.61
Forfeited	(6,875)	$1.56
RSUs outstanding at March 31, 2026	456,914	$3.51

The total fair value of RSUs vested during the three months ended March 31, 2026 and 2025, was $115 thousand and $140 thousand, respectively.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
(in thousands)	2026	2025
General and administrative	$158	$81
Total	$158	$81

Of the RSUs granted during the three months ended March 31, 2026, 234,100 were determined to be time-based RSUs. Total compensation cost related to non-vested time-based RSUs not yet recognized as of March 31, 2026, was approximately $1,199 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2029. Total compensation cost related to non-vested performance-based RSUs not yet recognized as of  March 31, 2026 was approximately $320 thousand.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of March 31, 2026, and December 31, 2025, the Company had the following warrants outstanding:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Warrants outstanding - January 1, 2025	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2025	101,672	$7.06	2.92
Issued	94,625	$13.21	4.81
Exercised	(55,000)	$10.00	—
Expired	—	$—	—
Warrants outstanding - March 31, 2026	141,297	$10.03	3.75
Warrants exercisable - March 31, 2026	141,297	$10.03	3.75

Note 12 — Related party transactions

Service Agreements

The Company had previously entered into a Services Agreement with Spike Up, pursuant to which, among other things, Spike Up provides certain specified services to the Company, these include marketing and promotion and other operating support for the Company.

For the three months ended March 31, 2026 and 2025, the Company generated no revenues related to the services performed by Spike Up for the Company. Included in net income from discontinued operations, net of taxes in the consolidated statements of operations for the three months ended March 31, 2025, $1.6 million.

For the three months ended March 31, 2026 and 2025, the Company recognized $0.1 million and $0.7 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations.

For the three months ended March 31, 2026 and 2025, the Company did not incur any costs from Spike Up related to services performed by Spike Up on behalf of the Company. Included in net income from discontinued operations, net of taxes in the consolidated statements of operations for the three months ended March 31, 2025, $0.02 million.

For the three months ended March 31, 2026 and 2025, the Company also incurred other costs from Spike Up that were included in the consolidated statement of operations, consisting of $0.2 million and $0.3 million, respectively, included in direct operating costs. For the three months ended March 31, 2025, $1.1 million, is included in net income for discontinued operations, net of taxes, respectively.

Happy Hour Solutions Ltd., a company registered in Cyprus and, until the company acquired Happy Hour Solutions Ltd. on December 31, 2025, a subsidiary of Happy Hour Entertainment Holdings Ltd., is the holder of an Estonian gaming license, and as of October 21, 2021 entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical and solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. We entered into several agreements with Happy Hour Solutions Ltd., including:

•         a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain:

•         a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

•         in an March 2024 Online Gaming Operations Agreement, by which as further described therein we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Happy Hour Solutions Agreements collectively allow HR Entertainment access to additional online gaming revenues. As of March 2024, Happy Hour Solutions Limited entered into a nominee agreement with Interstellar Entertainment N.V., a wholly owned subsidiary of High Roller Technologies Inc. For the three months ended March 31, 2026 and 2025, the Company did not recognize any costs and an immaterial amount, respectively, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in condensed consolidated statements of operations. Happy Hour Solutions Limited was acquired by the Company on December 31, 2025.

Due From/Due to Affiliates

The components of related party balances included in due from affiliates and due to affiliates on the unaudited condensed consolidated balance sheets as of March 31, 2026, and December 31, 2025, are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Due to affiliates
Spike Up	$1,912	$1,993
Total due to affiliates	$1,912	$1,993

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense (benefit) of $16 thousand and $17 thousand for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025, were (0.56)% and (0.45)%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to the discrete recognition of a deferred tax benefit resulting from the release of the valuation allowance on the deferred tax assets of the Company’s Maltese subsidiary, Ellmount Entertainment Ltd, as well as the valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of March 31, 2026 or December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (“IRC”) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. These changes are reflected in the Company’s results for the three months ended March 31, 2026.

HIGH ROLLER TECHNOLoGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

note 14 — Commitments and contingencies

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

For the three months ended March 31, 2026 and the year ended December 31, 2025, the Company had certain pending or threatened legal claims or actions in which the incurrence of a loss was deemed probable. Ellmount Entertainment Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany relating to player claims and associated legal fees. The Company has established a full provision for these claims and related fees, which is included in accrued expenses in the consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not currently target these markets and does not anticipate further claims of a similar nature arising in these markets.

Principal Commitments

The Company’s principal commitments primarily consist of operating lease obligations for office space and finance leases obligations, services agreements, and other contractual commitments. The principal commitments and contingencies are described in Note 15 - Leases.

note 15 — Leases

In January 2024, the Company entered into a lease for office space and car parking bays in Malta. The term of the lease is for six years, although the Company may terminate the lease at any time after three years. The monthly rent payment for the office is approximately $15 thousand for the first year, with a 3% annual increase.

Right-of-use assets for these administrative office leases as of March 31, 2026, and December 31, 2025, are summarized as follows:

	March 31,	December 31,
(in thousands)	2026	2025
Malta Office	755	826
Operating lease, right-of-use asset, net	$755	$826

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheet is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025, were $.06 million and $.06 million, respectively.

Annual maturities analysis under the Malta lease agreement at March 31, 2026, is as follows:

Year ending December 31,
2026 (remainder)	$164
2027	232
2028	238
2029	245
Total	879
Less: Present value discount	(81)
Lease obligations, net	$798

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of March 31, 2026, the weighted average remaining lease term is 3.8 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 16 — SEGMENT REPORTING

For the three months ended March 31, 2026 and 2025, management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which focuses on providing an online gaming casino to customers. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. For the three months ended March 31, 2026 and 2025 adjusted EBITDA was $(1,280) thousand and $(2,973) thousand, respectively. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are direct operating expenses, advertising and promotion expenses, and general and administrative expenses as presented on the consolidated statements of operations.

Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025

Revenues	$3,366	$5,195
Net loss from continuing operations	(2,966)	(3,725)
Net income from discontinued operations net of taxes	—	449

Add back items:
Stock-based compensation expense (1)	260	308
Issuance of warrants	1,003	—
Depreciation and amortization (2)	71	76
Interest expense, net	(46)	46
Income tax	16	17
Foreign exchange transaction loss	72	178
Other (3)	310	127
Adjusted EBITDA	$(1,280)	$(2,973)

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

(3) Includes severance costs and non-recurring compensation.

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

There have been no changes in the Company’s segment structure during the three months ended March 31, 2026 and 2025.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 17 — DISCONTINUED OPERATIONS

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

The sale of the Casino Room Domain represents a strategic shift for the Company. Income from discontinued operations of $1.6 million, for a total net income of $0.4 million, which was recorded in net income from discontinued operations in the consolidated statement of operations for the period ended March 31, 2025. There were no assets and liabilities related to the Casino Room Domain in the balance sheet as of March 31, 2026 and December 31, 2025.

The following table summarizes the Company’s income from discontinued operations for the period ended March 31, 2025:

(in thousands)	2025
Revenue	$1,575

Operating expenses
Direct operating costs	—
Direct operating costs (related party)	1,092
General and administrative	22
General and administrative (related party)	12
Advertising and promotions	—
Total operating expenses	1,126
Income from operations	449

Interest expense, net	—
Loss on disposition	—
Reclassification of accumulated other comprehensive income balance	—

Income before income taxes	449
Income tax expense	—
Net income from discontinued operations	$449

The consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the cash flows from operations of discontinued operations for the period ended March 31, 2025:

(in thousands)	2025
Net cash provided by (used in) operating activities	$56

note 18 — Subsequent events

On April 14, 2026, the Company entered into a Mutual Collaboration Agreement (the "Collaboration Agreement") with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.  Pursuant to the Collaboration Agreement, the Company will serve as a guaranteed introducing broker for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the consolidated financial statements and related notes included in this Quarterly Report. Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements" and "Risk Factors" sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

Our Business

We are an evolving and growth-oriented global online gaming operator focused on providing its customers with the most exciting, enjoyable and compelling online experience on the market. Our experienced operational management team actively oversees engagement with its players and partners. The Company’s Platform is based around a set of gaming products, which the Company refers to as “iCasino” and is offered to players in select markets throughout the world. We currently offers more than 6,000 games from over 90 providers, representing largely the entire range of iCasino games which are most attractive to our player base including video slots, blackjack, roulette, baccarat, craps, and video poker. A number of the Company’s games are available to play with a live dealer including blackjack, video poker, roulette, baccarat, craps, Game Shows and other popular live games. Under the terms of the Agreement, the Company is not precluded from pursuing additional licenses related to the operation of prediction markets.

On April 14, 2026, subsequent to the close of the quarter ended March 31, 2026, the Company entered into the Collaboration Agreement with Crypto.com Derivatives North America ("CDNA"), a CFTC-registered designated contract market, derivatives clearing organization, and affiliate of Crypto.com, to launch an event-based prediction markets offering initially in the United States. Under the terms of the Collaboration Agreement, the Company intends to operate as a CFTC/NFA -registered Guaranteed Introducing Broker and establish a relationship with Crypto.com's CFTC-registered Futures Commission Merchant, enabling the Company to offer CDNA's event contracts to customers across its existing distribution channels. The partnership is designed to allow customers to trade event contracts spanning finance, sports, and entertainment categories through a regulated, user-friendly platform. Management believes this partnership represents a significant strategic growth opportunity that leverages the Company's established premium brand, customer-facing platform, and online gaming expertise to compete in a rapidly emerging regulated category. The Collaboration Agreement establishes Crypto.com and its affiliates as the Company's provider of prediction contracts across its U.S. distribution channels and is expected to generate new revenue streams for the Company.

High Roller Technologies, Inc. was incorporated in Delaware in 2021 as a holding company, with the intent to seek an initial public offering on a United States securities exchange. In January 2022 we launched HighRoller.com to deliver more immersive real money gaming experiences for the iCasino market. Prior to our transition to the HighRoller.com Platform we operated our online iCasino activities under the casinoroom.com domain name. We operate an online gaming business offering casino games to customers in various jurisdictions worldwide under the HighRoller.com, Kassuuu.com and fruta.com domain names principally utilizing our Estonian license.

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

We currently are present and active in several markets around the world. We currently expect that initial entry into the regulated Ontario market to occur in approximately the second half of 2026. No assurance can be given that these efforts will prove successful. Our business may suffer if we are unable to open new geographical markets or if we are unable to continue expanding within existing markets.

We have implemented a multi-brand strategy to launch new brands utilizing our current licenses and using our existing resources. The scalability of our Platform allows the Company to use existing resources to launch new brands that provide access to new target demographics and generate new revenues through existing player acquisition channels while maintaining the current cost structure with nominal incremental costs. The conversion of marketing spend into new player acquisition or existing player reactivation on our current and future portfolio of brands will ultimately determine where player acquisition funds are spent on a market-to-market basis. While no assurances can be given that these efforts will be successful, and management’s time as well as nominal incremental costs may be spent with limited financial results, management believes that this strategy mitigates any material negative impact on operations or financial position by leveraging scalable processes and technologies within our Platform. If market reception is successful, a new brand may generate material revenue. We soft launched our second active brand, Fruta.com, in December 2023, allowing select players to test the website prior to going live in February 2024. In September 2025 we launched our third brand, Kassuuu.com. We are currently exploring opportunities for other future brand launches.

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

During the first half of 2022, we rebranded our iCasino operations from CasinoRoom.com to HighRoller.com and concurrently commenced to reposition our legacy gaming operator “CasinoRoom.com” into an online casino ratings and reviews portal that would generate high-value leads and targeted search engine traffic (SEO) for HighRoller.com and customer leads for other casinos particularly in markets that we do not serve. On December 31, 2025 we divested Casinoroom.com. See Note 17 for details.

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

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

•    quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

•    quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

•    quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298
Q2 2025	19,675	17,036	$153,150
Q3 2025	21,800	20,128	$146,686
Q4 2025	16,943	15,199	$104,228
Q1 2026	11,213	8,533	$74,404

We believe that we provide an attractive proposition which extends beyond a dynamic base product offering to one that has a broad selection of entertaining and exciting content having more than 6,000 slot and other iCasino games, with a number of our most popular games being available to play with a live dealer, such as blackjack, video poker, roulette, baccarat, and craps sourced from over 90 content providers. We provide loyalty program offers with generous cash back, inviting hospitality experiences, other welcoming introductory services and longer play incentives. All players are treated to an attractive welcome package of bonuses and free spins on popular slots. Players are also treated to rewards on an ongoing basis, based upon their engagement with the platform, the player is instantly rewarded with free spins at the slots they prefer at their then stake levels of play. We focus on a rapid registration process and allow players one tap search to discover and select their games of choice. Our players also appreciate rapid payment processing through our automated cashier.

We currently accept wagers in multiple currencies. We generated more than $74.4 million bets during the three months ended March 31, 2026, and $153.3 million and in customer-paid real money bets during the three months ended March 31, 2025, utilizing our HighRoller.com, Fruta.com and Kassuuu.com domain names. During the three months ended March 31, 2026, the average revenue per user was $394 as compared to approximately $190 per user for the same periods in 2025. User deposits were $12 million during the three months ended March 31, 2026, as compared to deposits of almost $23 million during the same periods in 2025. During the three months ended March 31, 2026, we had 11,213 active users as compared to 29,946 active users for the same periods in 2025. Furthermore, during the three months ended March 31, 2026, we had 1,300 first time depositors as compared to 58,269 first time depositors for the same periods in 2025. During the three months ended March 31, 2026, we had 8,533 unique depositors as compared to 27,289 unique depositors for the same periods in 2025. Our net gaming revenue was $3.4 million and $5.2 million for the three months ended March 31, 2026 and 2025, respectively.

Our gaming operations extend across international markets by arrangements that utilize licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up Media we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as give us the ability to scale much quicker and more effectively than many of our competitors. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provide us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 90 dedicated game development studios. This is not inclusive of discontinued operations. See footnote 17 for more details.

Recent Developments

Private Placement

On January 8, 2026, the Company entered into a stock purchase agreement with an accredited investor, pursuant to which the Company sold and issued to the investor, in a private placement, an aggregate of 357,143 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.80 per share. The private placement closed on January 12, 2026. The aggregate gross proceeds from the private placement were $1.0 million.

Registered Direct Offering

On January 19, 2026, the Company, entered into a placement agent agreement with ThinkEquity LLC, pursuant to which the Company sold and issued directly to several investors, in a registered direct offering, an aggregate of 1,892,506 shares of Common Stock, at an offering price of $13.21 per share. The aggregate gross proceeds from the registered direct offering were $25.0 million.

Mutual Collaboration Agreement

On April 14, 2026, the Company entered into the Mutual Collaboration Agreement with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.

Pursuant to the Collaboration Agreement, the Company will initially serve as a guaranteed introducing broker and plans to procure an introducing broker license shortly thereafter, for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions. Under the terms of the Agreement, the Company is not precluded from pursuing additional licenses related to the operation of prediction markets.

Results of Operations

The following table sets forth a summary of our consolidated results of operations for the periods indicated. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025

Revenues, net	$3,366	$5,195

Operating expenses
Direct operating costs:
Related party	187	313
Other	1,071	2,235
General and administrative:
Related party	—	14
Other	4,519	3,321
Advertising and promotions:
Related party	119	701
Other	228	2,071
Product and software development:
Related party	—	—
Other	238	201
Total operating expenses	6,362	8,856
Loss from operations	(2,996)	(3,661)

Other expenses
Interest expense, net	46	(46)
Other (expense) income	—	(1)
Total other expenses	46	(47)

Loss before income taxes	(2,950)	(3,708)
Income tax expense	16	17
Net loss from continuing operations	$(2,966)	$(3,725)

Net income from discontinued operations net of taxes	$—	$449

Net loss	$(2,966)	$(3,276)

Other comprehensive loss
Foreign currency translation adjustment	(211)	48
Comprehensive loss	$(3,177)	$(3,228)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.29)	$(0.39)
Weighted average common shares outstanding – basic and diluted	10,396,906	8,374,928

Financial highlights and trends

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2026	2025

Revenues	$3,366	$5,195
Net loss	(2,966)	(3,725)
Adjusted EBITDA (1)	(1,280)	(2,973)
Basic and diluted loss per share	(0.29)	(0.39)
Adjusted loss per share (2)	(0.12)	(0.35)

(1) Adjusted EBITDA is a non-GAAP financial measure. See "Non-GAAP Information" below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

(2) Adjusted loss per share is a non-GAAP financial measure. See "Non-GAAP Information" below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

Non-GAAP information

This Report includes Adjusted EBITDA and Adjusted Loss Per Share, which are non-GAAP financial measures that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA and Adjusted Loss Per Share are useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA and Adjusted Loss Per Share are not intended to be a substitute for any U.S. GAAP financial measure. As calculated, they may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net loss before the impact of interest income and expense, income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We define and calculate Adjusted Loss Per Share as basic loss per share attributable to common stockholders before the impact of amortization of acquired intangible assets; stock-based compensation; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA and Adjusted Loss Per Share exclude certain expenses that are required in accordance with U.S. GAAP because they are non-recurring items (for example, in the case of severance costs), non-cash expenditures (for example, in the case of amortization of acquired intangible assets, depreciation and amortization and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest expense).

 Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025

Revenues	$3,366	$5,195
Net loss	(2,966)	(3,725)

Add back items:
Stock-based compensation expense (1)	260	308
Issuance of warrants	1,003	—
Depreciation and amortization (2)	71	76
Interest expense, net	(46)	46
Income tax	16	17
Foreign exchange transaction loss	72	178
Other (3)	310	127
Adjusted EBITDA	$(1,280)	$(2,973)
Adjusted EBITDA margin	(38.03)%	(57.23)%
Adjusted loss per share	(0.12)	(0.35)

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

(3) Includes severance costs and non-recurring compensation payments.

Revenue

Net gaming revenue decreased by $1.8 million or 35.2% to $3.4 million during the three months ended March 31, 2026, as compared to $5.2 million during the three months ended March 31, 2025 due to the Company exiting various markets after the first quarter of 2025 and the Company’s continued implementation of a refined marketing strategy.

The Company’s revenue by country for those with significant revenue for the periods indicated are as follows:

	Three Months Ended March 31,
(in thousands)	2026		2025
Finland	$2,142	63%	$3,052	59%
New Zealand	729	22%	1,177	23%
Canada	463	14%	511	10%
Norway	—	—%	321	6%
Rest of world	30	1%	129	2%
Total Revenue	$3,364	100%	$5,190	100%

Direct operating costs

Direct operating costs (related party) decreased by $0.1 million or 40.3%, to $0.2 million during the three months ended March 31, 2026, as compared to $0.3 million for the three months ended March 31, 2025, this decrease is approximately in line with the percentage decrease in revenue.

Direct operating costs (other) decreased by $1.2 million or 52.1%, to $1.1 million for the three months ended March 31, 2026, as compared to $2.2 million for the three months ended March 31, 2025, due to cost efficiencies identified within payment fees, game provider fees and affiliate revenue share, which resulted in a greater percentage decrease when compared to the percentage change in revenue.

Of the total direct operating costs of $1.3 million and $2.5 million for the three months ended March 31, 2026, and 2025, respectively, $0.5 million and $1.4 million was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

General and administrative

Total general and administrative expenses were $4.5 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025.

General and administrative expenses (other) increased by $1.2 million or 36.1%, to $4.5 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025. The increase was primarily driven by an increase in stock-based compensation expense. Specifically, $1.0 million in relation to warrants issued in a private placement offering in January 2026.

Also included in general and administrative expenses (other) are foreign currency transaction losses, which were $72 thousand for the three months ended March 31, 2026, as compared to $178 thousand for the three months ended March 31, 2025.

Advertising and promotions

Total advertising and promotion expenses were $0.3 million for the three months ended March 31, 2026, as compared to $2.8 million for the three months ended March 31, 2025.

Advertising and promotions expenses (related party) decreased by $0.6 million or 83.0%, to $0.1 million for the three months ended March 31, 2026, as compared to $0.7 million for the three months ended March 31, 2025. The decrease is primarily attributable to the decrease in commission costs and SEO costs related to the revised marketing strategy.

Advertising and promotions expenses (other) decreased by $1.8 million or 89.0%, to $0.2 million for the three months ended March 31, 2026, as compared to $2.1 million for the three months ended March 31, 2025. The decrease is attributable to marketing strategy optimization.

Product and software development

Total product and software expenses were $0.2 million for the three months ended March 31, 2026, as compared to $0.2 million for the three months ended March 31, 2025.

Product and software development expenses (other) increased by $0.0 million or 18.4%, to $0.2 million for the three months ended March 31, 2026 as compared to $0.2 million for the three months ended March 31, 2025.

Loss from operations

Loss from operations was $3.0 million for the three months ended March 31, 2026, as compared to a loss of $3.7 million for the three months ended March 31, 2025, primarily due to the Company revising the marketing strategy and the absorption of $1.0 million warrant expense in March 31, 2026.

Interest expense, net

Interest income, net was $0.05 million for the three months ended March 31, 2026, as compared to interest expense, net was $0.05 million for the three months ended March 31, 2025, due to private placement proceeds being placed in an interest bearing account.

Loss before income taxes

Loss before income taxes was $3.0 million for the three months ended March 31, 2026, as compared to loss before income taxes of $3.7 million for the three months ended March 31, 2025.

Income tax expense (benefit)

Income tax expense (benefit) was $0.0 million and $0.0 million for the three months ended March 31, 2026 and  2025, respectively.

Net loss

Net loss was $3.0 million for the three months ended March 31, 2026, as compared to net loss of $3.7 million for the three months ended March 31, 2025.

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

We had $22.5 million in cash and cash equivalents as of March 31, 2026 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the three months ended March 31, 2026 we had net loss of $3.0 million and had net cash used operations of $3.0 million. As of March 31, 2026, we had an accumulated deficit of $27.3 million and working capital of $18.1 million.

We had $2.1 million in cash and cash equivalents as of December 31, 2025 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the year ended December 31, 2025 we had net income of $0.7 million and had net cash used in operations of $3.2 million. As of  December 31, 2025, we had an accumulated deficit of $24.3 million and negative working capital of $3.7 million.

At March 31, 2026 and December 31, 2025, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Cash Flows

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net cash used in operating activities	$(2,991)	$(3,608)
Net cash used in investing activities	(79)	(13)
Net cash (used in) provided by financing activities	23,769	(90)
Effective of exchange rate changes on cash	(287)	290
Net change in cash and cash equivalents, and restricted cash	$20,412	$(3,421)

Net cash used in operations during the three months ended March 31, 2026, decreased by $0.6 million to $3.0 million as compared to net cash used in operations of $3.6 million during the three months ended March 31, 2025. The decrease during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, is primarily due to decreased cash outflows related to the continuing implementation of a marketing strategy leading to lower marketing spend.

Net cash used in investing activities during the three months ended March 31, 2026, was $0.1 million as compared to net cash used in investing activities of $0.0 million during the three months ended March 31, 2025. The change is due to an increase in capitalized internal-use software costs offset by lower purchases of property and equipment during the period.

Net cash provided by financing activities for the three months ended March 31, 2026 was $23.8 million as compared to net cash used in financing activities of $0.1 million for the three months ended March 31, 2025, and is related to the private and direct offering in January of 2026 with proceeds of $23.4 million.

Restricted cash (current) was $0.6 million and $0.6 million at March 31, 2026 and  December 31, 2025, respectively.

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

The following critical accounting estimates affect the more significant judgements and estimates used in the preparation of our unaudited consolidated financial statements.

Impairment of Long-Lived Assets

Our long-lived assets consist of property and equipment, operating lease-right of use assets and indefinite lived assets (i.e. trademarks, domain names and gaming license).

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

Indefinite-lived intangible assets consist of trademarks, domain names and gaming license. Indefinite-lived intangible assets are not amortized; rather they are tested for impairment at least annually, or more frequently if adverse events or changes in circumstances indicate that the carrying value may not be recoverable. In addition, management evaluates whether events and circumstances continue to support an indefinite useful life. Impairment tests are performed, at a minimum, in the fourth quarter of each year.

To test indefinite-lived intangible assets for impairment, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is performed. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, and changes in projected future cash flows. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows, market capitalization and use of domains for IR.

The Company conducted an impairment analysis with respect to the HighRoller domain name and the Estonia gaming license at March 31, 2026 and December 31, 2025 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months and the intrinsic resale value of the Estonia gaming license. The Company did not have any impairment of indefinite-lived intangible assets during the year. Therefore, no further impairment considerations were deemed necessary on the HighRoller domain name as of March 31, 2026 and December 31, 2025.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2025 or the period ended March 31, 2026.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not yet effective at the reasonable assurance level, as a result of a previously identified material weakness in internal control over financial reporting that the Company has been actively and substantially remediating.

•         In 2022, the Company identified certain deficiencies in its internal processes for preparing consolidated financial statements that, in the aggregate, constituted a material weakness in internal control over financial reporting.

•         Beginning in 2023 and continuing through the current period, the Company has materially strengthened its finance and accounting function. These enhancements include the appointment of a Chief Financial Officer, a Controller, and a Director of Accounting and Financial Reporting, supported by additional qualified accounting personnel. As a result, the Company believes it now has the resources, qualifications, and infrastructure necessary to meet its obligations under U.S. GAAP and applicable SEC reporting requirements and to operate effective internal controls on a sustained basis.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment and to the remediation of the previously identified material weakness. The remediation plan, substantial portions of which have already been implemented, includes the following measures

•         Established and continue to maintain appropriate staff levels to support proper segregation of duties.

•         Ensure that personnel performing key control activities possess the requisite qualifications and experience.

•         Designed and implemented enhanced review procedures and processes across the financial close and reporting cycle.

The material weakness will not be considered fully remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively. Management is actively working to complete this validation and considers timely completion of remediation a priority.

Changes in Internal Control over Financial Reporting

Other than the ongoing remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become involved in legal proceedings, claims and litigation arising in the ordinary course of business. The Company evaluates such matters on a case-by-case basis and establishes accruals for those contingencies when the incurrence of a loss is probable and the amount can be reasonably estimated, in accordance with ASC 450-20, Contingencies. The Company does not believe that any currently pending or threatened legal matters, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations, or cash flows.

Ellmount Entertainment, Ltd., a subsidiary of the Company, has litigation pending in Austria and Germany relating to player claims and associated legal fees. The Company has established a full provision for these claims, which is included in accrued expenses in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not currently target these markets and does not anticipate any further claims of a similar nature arising in these jurisdictions.

For additional information, see Note 14, “Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarter Report.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the three months ended March 31, 2026 other than as set forth below:

Risks Related to Our Collaboration Agreement with Crypto.com

Our new Predictions Contracts business segment is dependent on our relationship with Crypto.com and its affiliates, and any disruption to that relationship could materially and adversely affect our business, financial condition, and results of operations.

Pursuant to the Collaboration Agreement entered into on April 14, 2026, and after we have satisfied all licensing and other requirements, we will serve as a guaranteed introducing broker for the purpose of soliciting customers to trade event-based derivative contracts in the Predictions product class offered by North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA"). Our ability to operate in this business segment is substantially dependent on the continuation and success of this relationship. The Collaboration Agreement has an initial term of two years with automatic renewal for a 12-month period, and CDNA is the exclusive provider of Predictions Contracts through our technology platform in the United States for the first 24 months of the term. There can be no assurance that the Collaboration Agreement will be renewed beyond its initial or any renewal term, or that the terms of any renewal will be favorable to us. A termination or non-renewal of the Collaboration Agreement, or a material deterioration in our relationship with Crypto.com or its affiliates, could result in a loss of a significant portion of the revenues associated with this business segment and could require us to write off technology development costs and other investments we have made in connection with this initiative.

We are subject to regulatory risks associated with event-based derivative contracts, which are subject to evolving and uncertain regulatory frameworks.

Event-based derivative contracts, including the Predictions Contracts offered through our technology platform, are a relatively novel financial product class that is subject to heightened regulatory scrutiny. The regulatory framework governing event-based derivatives in the United States continues to evolve, and federal or state regulators, including the Commodity Futures Trading Commission ("CFTC"), may adopt new rules, guidance, or enforcement actions that could restrict or prohibit the offering of certain types of event-based derivative contracts or impose additional requirements on market participants, including introducing brokers such as us. Changes in the regulatory environment could limit the types of Predictions Contracts available on the CDNA trading system, reduce customer demand for such products, increase our compliance costs, or otherwise materially and adversely affect our ability to operate this business segment. In addition, there can be no assurance that CDNA will maintain all necessary regulatory approvals and designations required to operate its exchange and offer the Predictions Contracts, and any loss or suspension of such approvals could materially impair our business.

Our role as a guaranteed introducing broker subjects us to regulatory obligations and potential liability.

We will be entering the prediction market as a guaranteed introducing broker. As such, we will be subject to registration and compliance obligations under applicable federal regulations, including those administered by the CFTC and the National Futures Association ("NFA"). We will be required to comply with rules governing customer solicitation, anti-money laundering, know-your-customer procedures, recordkeeping, and other regulatory requirements. Any failure to maintain our registration status, to comply with applicable rules and regulations, or to adequately supervise our operations could result in enforcement actions, fines, penalties, or the suspension or revocation of our registration, any of which could materially and adversely affect our business and reputation. Furthermore, as a guaranteed introducing broker, our guarantee agreement with the applicable futures commission merchant may expose us to financial and legal risks in the event of customer defaults, trading losses, or regulatory proceedings.

The market for event-based derivative contracts is nascent and may not develop as we anticipate.

The market for event-based derivative contracts, including the Predictions Contracts offered through our technology platform, is relatively new and still developing. Customer demand for these products may not grow at the rate we expect, or at all, and the market may be subject to significant volatility in trading volumes and customer engagement. Public perception of event-based derivatives, could negatively affect customer adoption, attract adverse media coverage, or prompt regulatory action. If the market for Predictions Contracts does not develop as we anticipate, or if customer demand is insufficient to support the economics of our investment in this business segment, our business, financial condition, and results of operations could be materially and adversely affected.

We are exposed to counterparty risk and reputational risk associated with our collaboration partners.

Our business in the Predictions Contracts segment is closely associated with Crypto.com and its affiliates, including CDNA and Foris DAX FCM, LLC. Any adverse developments affecting these entities, including financial difficulties, regulatory actions, cybersecurity incidents, negative publicity, or reputational harm, could also adversely affect our business and reputation, even if we are not directly involved in or responsible for such developments. The cryptocurrency and digital asset industries with which Crypto.com is associated have experienced periods of significant volatility, regulatory uncertainty, and public scrutiny, and any negative developments in these industries could have a spillover effect on our Predictions Contracts business segment and on customer and investor confidence in our company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Arrangement

During our fiscal quarter ended March 31, 2026 no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibit

EXHIBIT INDEX

Exhibit No.	Description
10.1

Mutual Collaboration Agreement, dated April 14, 2026, by and among High Roller Technologies, Inc., Foris DAX Markets, Inc., North American Derivatives Exchange, Inc., and Foris DAX FCM, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2026.

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

HIGH ROLLER TECHNOLOGIES, INC.

Date: May 12, 2026	/s/ Seth Young
Seth Young
Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)