Form 10-Q
period 2026-06-30
High Roller Technologies, Inc.
filed 2026-08-11
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 11,029,313 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	June 30,	December 31,
(in thousands, except share and per share data)	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$18,009	$2,076
Restricted cash	531	589
Prepaid expenses and other current assets	1,702	779
Deferred tax asset, current	2,289	2,368
Total current assets	22,531	5,812
Deferred offering costs	—	80
Property and equipment, net	374	417
Operating lease right-of-use asset, net	703	826
Intangible assets, net	12,264	10,507
Deferred tax asset, non-current	794	817
Other assets	75	60
Total assets	$36,741	$18,519

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$371	$804
Accrued expenses	1,897	3,373
Player liabilities	778	816
Due to affiliates	2,232	1,993
Operating lease obligation, current	163	166
Total current liabilities	5,441	7,152
Other liabilities	1,148	1,084
Operating lease obligation, non-current	525	641
Total liabilities	7,114	8,877
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 10,998,049 shares and 8,485,405 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	8
Additional paid-in capital	58,413	32,930
Accumulated deficit	(29,635)	(24,299)
Accumulated other comprehensive income	838	1,003
Total stockholders’ equity	29,627	9,642
Total liabilities and stockholders’ equity	$36,741	$18,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Revenues, net	$2,809	$5,801	$6,175	$10,996

Operating expenses
Direct operating costs:
Related party	146	359	333	672
Other	1,044	2,522	2,115	4,756
General and administrative:
Related party	—	53	—	67
Other	3,361	2,830	7,879	6,150
Advertising and promotions:
Related party	280	205	399	907
Other	241	710	470	2,782
Product and software development:
Related party	—	—	—	—
Other	208	189	446	390
Total operating expenses	5,280	6,868	11,642	15,724
Loss from operations	(2,471)	(1,067)	(5,467)	(4,728)

Other income (expense)
Interest income (expense), net	145	(53)	191	(99)
Other (expense) income	(13)	—	(13)	(1)
Total other income (expense)	132	(53)	178	(100)

Loss before income taxes	(2,339)	(1,120)	(5,289)	(4,828)
Income tax expense	31	37	47	54
Net loss from continuing operations	$(2,370)	$(1,157)	$(5,336)	$(4,882)

Net income from discontinued operations, net of taxes	$—	$565	$—	$1,014

Net loss	$(2,370)	$(592)	$(5,336)	$(3,868)

Other comprehensive loss
Foreign currency translation adjustment	46	(80)	(165)	(32)
Comprehensive loss	$(2,324)	$(672)	$(5,501)	$(3,900)

Net income (loss) per common share:
Continuing operations	$(0.22)	$(0.14)	(0.50)	(0.58)
Discontinued operations	$—	$0.07	—	0.12
Net loss per common share – basic and diluted	$(0.22)	$(0.07)	$(0.50)	$(0.46)
Weighted average common shares outstanding – basic and diluted	10,943,272	8,408,820	10,669,024	8,402,945

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2025	8,485,405	$8	$32,930	$(24,299)	$1,003	$9,642
Shares issued for vesting of restricted stock units	31,958	—	—	—	—	—
Share-based compensation	—	—	1,263	—	—	1,263
Shares issued for services rendered	28,910	—	—	—	—	—
Options exercised	132,136	—	316	—	—	316
Shares issued in private placement registered direct offerings	2,249,649	3	23,451	—	—	23,454
Net loss	—	—	—	(2,966)	—	(2,966)
Foreign currency translation	—	—	—	—	(211)	(211)
March 31, 2026	10,928,058	$11	$57,960	$(27,265)	$792	$31,498
Shares issued for vesting of restricted stock units	73,967	—	—	—	—	—
Shares withheld for employee taxes	(3,525)	—	(19)	—	—	(19)
Share-based compensation	—	—	426	—	—	426
Shares issued for services rendered	21,930	—	—	—	—	—
Options exercised	15,528	—	46	—	—	46
Options exercised adjustment	(37,909)	—	—	—	—	—
Net loss	—	—	—	(2,370)	—	(2,370)
Foreign currency translation	—	—	—	—	46	46
June 30, 2026	10,998,049	$11	$58,413	$(29,635)	$838	$29,627

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801
Shares issued for vesting of restricted stock units	85,325	—	—	—	—	—
Share-based compensation	—	—	500	—	—	500
Net loss	—	—	—	(592)	—	(592)
Foreign currency translation	—	—	—	—	(80)	(80)
June 30, 2025	8,460,675	$8	$32,365	$(31,011)	$1,267	$2,629

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(5,336)	$(3,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	140	160
Non-cash interest expense	30	103
Non-cash lease expense	51	96
Share-based compensation	686	809
Warrant expense	1,003	—
Changes in operating assets and liabilities:
Due from affiliates	—	479
Prepaid expenses and other current assets	(933)	600
Other assets	(1)	—
Accounts payable	(432)	(926)
Accrued expenses	(1,402)	(459)
Player liabilities	(16)	246
Due to affiliates	258	(1,669)
Operating lease liabilities	(47)	(73)
Deferred offerings costs	79	—
Other liabilities	47	54
Net cash used in operating activities	(5,873)	(4,448)
Cash flows from investing activities
Investment in capitalized software and licenses	(1,873)	(278)
Purchase of property and equipment	(3)	(18)
Net cash used in investing activities	(1,876)	(296)
Cash flows from financing activities
Settlement of affiliated debt	—	(90)
Proceeds from placement and registered direct offerings	23,454	—
Proceeds from exercised options	362	—
Net cash provided by (used in) financing activities	23,816	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	496
Net change in cash, cash equivalents, and restricted cash	15,875	(4,338)
Cash, cash equivalents, and restricted cash – beginning of period	2,665	7,954
Cash, cash equivalents, and restricted cash – end of period	$18,540	$3,616

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021, with the intent to seek an initial public offering on a United States securities exchange. High Roller operates an online gaming business offering casino games to customers worldwide under the domain name ‘highroller.com’. High Roller was granted a guaranteed introducing broker license on June 24, 2026, to operate in the regulated US prediction markets under its wholly owned subsidiary ROLR US LLC, utilizing its ROLR brand.

SUBSIDIARIES OF HIGH ROLLER

The following are the Company’s wholly owned subsidiaries:

•         HR Entertainment LTD,

On March 17, 2022, the Company acquired HR Entertainment Ltd, an entity organized under the laws of British Virgin Islands and which currently has no operations.

•         Lunar Ventures Limited

On May 30, 2023, Lunar Ventures Limited was incorporated in Malta. The services provided by Ventures principally include customer support, activation, and retention, risk management, payments, and fraud management, and monthly reporting on support transactions.

•         Interstellar Entertainment N.V.

On February 15, 2024, Interstellar Entertainment N.V. was incorporated in Curacao. Interstellar Entertainment N.V. holds a worldwide license to operate the HighRoller.com domain.

•         Deep Dive Holdings LTD

Deep Dive Holdings LTD, which was organized in Malta in September 2024, acts as a holding company for the Company’s consolidated Maltese and Cypriot operating and service entities and currently has no operations.

•         HRMT Services Ltd.

On March 3, 2025, HRMT Services Ltd. was incorporated in Malta and currently has no operations.

•         HRON Services Ltd.

On March 13, 2025, HRON Services Ltd. was incorporated in Malta. The purpose of this entity is to obtain a gambling license in Ontario, Canada.

•         Overstory LLC

On April 3, 2025, Overstory LLC was incorporated in Wyoming and currently has no operations.

•         Ontario Inc.

On May 20, 2025, Ontario Inc. was incorporated in Ontario and currently has no operations.

•         Happy Hour Solutions Limited

On December 31, 2025, the Company acquired Happy Hour Solutions Limited, a Cyprus company. Happy Hour Solutions Limited holds the Company’s Estonian Gaming License.

•         Wowly NV (“Wowly”)

On April 26, 2011, Wowly was organized in Curacao and currently has no operations.

•         Ellmount Entertainment Ltd. (“Entertainment”)

On December 30, 2021, the Company acquired Entertainment, a Malta company. Entertainment manages certain internet related advertising services on behalf of the Company.

•         ROLR US LLC

On April 6, 2026, ROLR US LLC was organized in Delaware for the purpose of applying for a guaranteed introducing broker license to operate in the regulated US prediction markets.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

DISCONTINUED OPERATIONS

On December 31, 2025, the Company agreed to assign and transfer to Happy Hour Entertainment Holdings LTD. the domain name www. casinoroom.com and all variations and extensions of the “Casino Room Domain”. In exchange for the Casino Room Domain, the Company received 100% of the issued and allotted share capital of Happy Hour Solutions Limited, which holds a valid remote gambling license issued by the Estonian Tax and Customs Board. The disposal of the Casino Room Domain represents a strategic shift for the Company. The operating results associated with the Casino Room Domain were reported as net income from discontinued operations in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2025.

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

Registered Direct Offering

On January 19, 2026, the Company entered into a placement agent agreement with ThinkEquity LLC, pursuant to which the Company sold and issued directly to several investors, in a registered direct offering an aggregate of 1,892,506 shares of the Common Stock, at an offering price of $13.21 per share. The aggregate gross proceeds from the registered direct offering were $25.0 million. There were certain issuance costs related to the offering totaling approximately $2.5 million.

Entry into a Material Definitive Agreement

On April 14, 2026, the Company entered into a Mutual Collaboration Agreement (the "Collaboration Agreement") with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.Pursuant to the Collaboration Agreement, the Company will initially serve as a guaranteed introducing broker and plans to procure an introducing broker license shortly thereafter, for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions.

Grant of Regulatory License

On June 24, 2026, ROLR US LLC ("ROLR"), a wholly owned subsidiary of the Company was awarded a Guaranteed Introducing Broker license by the National Futures Association. This license allows ROLR to launch its prediction markets operations when ready. ROLR's introducing broker operations are guaranteed by OG Markets US, Inc. (formerly known as Foris DAX Markets, Inc.), doing business as Crypto.com FCM, which will carry customer accounts introduced through the ROLR platform and provide transaction processing, custody, and related regulatory infrastructure.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of High Roller Technologies, Inc., and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated upon consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared and presented in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC for interim reporting. As permitted under those rules, certain footnotes and financial information that are normally required under U.S. GAAP can be condensed or omitted. The condensed consolidated balance sheet as of December 31, 2025, was derived from audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. The information included in this interim report should be read in conjunction with the audited consolidated financial statements and notes thereto of the Company for the year ended December 31, 2025, as previously filed with the SEC.

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation. Due to the amended services agreement between Ellmount Entertainment LTD. and Spike Up Media AB, an affiliate of the Company’s founders (“Spike Up”), certain expenses have been reclassed from advertising and promotions to direct operating costs (related party), for comparative purposes. For the three and six months ended June 30, 2025, $1.5 million was reclassed.

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

The Company conducted an impairment analysis with respect to the Estonia gaming license and HighRoller domain name at June 30, 2026, and concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months. The Company did not have any impairment of indefinite-lived intangible assets during the six months ended June 30, 2026 and 2025.

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

Cash and cash equivalents that are legally restricted as to withdrawal or usage are classified as current or non-current restricted cash, as applicable, in the condensed consolidated balance sheets.

Happy Hour Solutions Limited, the Company’s wholly owned subsidiary, maintains separate accounts with various intermediary parties to segregate cash that resides in customers’ interactive gaming accounts from cash used in operating activities. Player funds denoted as such by Happy Hour Solutions Limited at the end of each period are classified as restricted cash. Player funds include cash amounts that reside in players’ interactive gaming withdrawals that were initiated by players but that are still pending at the end of each period, and the value of any bets that are unsettled at the end of each period.

Due to AFFILIATES

“Due to affiliates” consists of amounts owed by the Company to certain of its related parties and affiliates. Amounts due to affiliates may include payment for services provided to the Company by employees of the related party or affiliate, or reimbursement of amounts paid by the related party or affiliate on the Company’s behalf.

Leases

Under Leases (ASC Topic 842), the Company determines if an arrangement is a lease at inception. Right-of-use (“ROU”) assets and lease liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of the Company’s leases do not provide an implicit rate, the Company uses the incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The incremental borrowing rate is a hypothetical rate based on the Company’s understanding of what its credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. When determining the probability of exercising such options, the Company considers contract-based, asset-based, entity-based, and market-based factors. The Company’s lease agreements may contain variable costs such as common area maintenance, insurance, real estate taxes or other costs. Variable lease costs are expensed as incurred on the unaudited condensed consolidated statements of operations. The Company’s lease agreements generally do not contain any residual value guarantees or restrictive covenants.

The right-of-use asset components of operating leases are included in operating leases, right-of-use assets, net in the unaudited condensed consolidated balance sheets, while the current portion of operating lease liabilities are included in operating lease obligation, current in current liabilities, and the long-term portion of operating lease liabilities is included in operating lease obligation, non-current in non-current liabilities in the unaudited condensed consolidated balance sheets.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Foreign Currency and Foreign Exchange Risk

The unaudited condensed consolidated financial statements are presented in United States Dollars ($), which is the Company’s reporting currency.

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented in the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of June 30, 2026 and December 31, 2025, 9% and 99%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net income (loss) and are included within general and administrative expenses. For the three months ended June 30, 2026 and 2025, the Company incurred foreign currency transaction losses of $0.1 million and $0.1 million, respectively. For the six months ended June 30, 2026 and 2025, the Company incurred foreign currency transaction losses of $0.2 million and $0.3 million, respectively.

The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive loss in the accompanying unaudited condensed consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RECENTLY ADOPTED Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes the legacy, prescriptive project-stage model for internal-use software capitalization. Instead, it introduces a single, principles-based framework applicable to both linear and nonlinear development methodologies. The Company has adopted the standard effective January 1, 2026.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 — Revenue

The components of disaggregated revenue for the three and six months ended June 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net gaming revenue	$2,805	$5,788	$6,169	$10,979
Net revenue generated through non-core services	4	1,148	6	2,728
Discontinued operations	—	(1,135)	—	(2,711)
Total Revenue	$2,809	$5,801	$6,175	$10,996

All the Company’s revenue generated through non-core services can be attributed to Sweden. The Company’s net gaming revenue by country for those with significant revenue for the three and six months ended June 30, 2026 and 2025 is summarized as follows:

	Three Months Ended June 30,
(in thousands)	2026		2025
Finland	$1,783	63%	$3,305	57%
New Zealand	640	23%	1,184	20%
Norway	—	0%	409	7%
Canada	348	12%	574	10%
Rest of world	34	2%	316	6%
Total Revenue	$2,805	100%	$5,788	100%

	Six Months Ended June 30,
(in thousands)	2026		2025
Finland	$3,925	64%	$6,357	57%
New Zealand	1,370	22%	2,361	22%
Norway	—	0%	730	7%
Canada	811	13%	1,086	10%
Rest of world	63	1%	445	4%
Total Revenue	$6,169	100%	$10,979	100%

As of June 30, 2026 and December 31, 2025, the Company did not record any contract assets or liabilities.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the unaudited condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$18,009	$2,076
Restricted cash	531	589
Total cash and cash equivalents, and restricted cash	$18,540	$2,665

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of June 30, 2026 and December 31, 2025:

	June 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents:
United States	$16,921	$31
Malta	661	1,118
Finland	117	182
Switzerland	70	91
Lithuania	12	221
United Kingdom	38	89
Other	190	344
Restricted cash
United Kingdom	212	255
Denmark	177	159
Malta	140	175
Other	2	—
Total cash and cash equivalents, and restricted cash	$18,540	$2,665

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Payment provider receivables	$129	$46
VAT recoverable	119	116
Prepaid insurance	—	206
Other prepaids	1,454	411
Total prepaid and other current assets	$1,702	$779

Note 6 — Intangible assets, Net

Intangible assets, net at June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30, 2026
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Capitalized license	Indefinite	$5,710	$—	$—	$5,710
Domain name	Indefinite	5,443	—	—	5,443
Capitalized software	5	1,833	(731)	—	1,102
Trademarks	Indefinite	9	—	—	9
		$12,995	$(731)	$—	$12,264

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

Trademarks, licenses and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks and licenses that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks, licenses and domain names are located in Europe and the US. There was no impairment during the three and six months ended June 30, 2026 and 2025.

For the six months ended June 30, 2026 and 2025, the Company capitalized costs of $0.9 million and $0.3 million incurred with respect to internal-use software, respectively. The Company recorded $0.1 million and $0.1 million in amortization expense on internal-use software for the three months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recorded $0.1 million and $0.1 million in amortization expense on internal-use software for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 7 — Property and equipment

Property and equipment at June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Machinery, furniture, and equipment	$306	$312
Leasehold improvements	215	222
	521	534
Less: accumulated depreciation	(147)	(117)
Total property and equipment, net	$374	$417

The Company recorded depreciation expense on property and equipment of $17 thousand and $15 thousand for the three months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recorded depreciation expense on property and equipment of $31 thousand and $28 thousand for the six months ended June 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 8 — Accrued expenses

Accrued Expenses at June 30, 2026 and December 31, 2025, are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
VAT and other non income tax liabilities	$612	$910
Accrued expenses	576	763
Accrued marketing	233	737
Accrued licensing fee	184	585
Accrued payroll	174	53
Income tax payable	37	63
Accrued deferred offering costs	—	79
Other accrued expenses	81	183
Total accrued expenses	$1,897	$3,373

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 — Net INCOME (loss) per share

The computation of net income (loss) per common share and the weighted average common shares outstanding for the three and six months ended June 30, 2026 and 2025, is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic
Net loss from continuing operations	$(2,370)	$(1,157)	$(5,336)	$(4,882)
Net income from discontinued operations, net of taxes	$—	$565	$—	$1,014
Weighted average number of shares used in computing net income (loss) per share – basic and diluted	10,943,272	8,408,820	10,669,024	8,402,945
Net loss per share from continuing operations - basic and diluted	$(0.22)	$(0.14)	$(0.50)	$(0.58)
Net income per share from discontinued operations - basic and diluted	$—	$0.07	$—	$0.12
Net loss per share - basic and diluted	$(0.22)	$(0.07)	$(0.50)	$(0.46)

As of June 30, 2026 and 2025, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three and six months ended June 30, 2026 and 2025 as their effect would have been anti-dilutive. The additional securities are excluded from the dilutive earnings per share calculation are as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	858,698	848,854	858,698	848,854
Restricted stock units	386,472	183,775	386,472	183,775
Warrants	141,297	101,672	141,297	101,672
	1,386,467	1,134,301	1,386,467	1,134,301

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

A summary of option activity for the six months ended June 30, 2026, and the year ended December 31, 2025, is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - January 1, 2025	938,453	$5.08	9.20
Granted	727,901	$1.21	9.41
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(698,754)	$4.88	—
Outstanding - December 31, 2025	967,600	$3.14	8.58
Granted	125,000	$2.91	9.61
Exercised	(109,755)	$3.27	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(124,147)	$2.10	—
Outstanding - June 30, 2026	858,698	$3.24	8.49
Exercisable - June 30, 2026	301,616	$4.22	7.41

Options granted during the six months ended June 30, 2026 and 2025, were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Six Months Ended
June 30, 2026
Weighted average grant date fair value	$2.21
Expected term (years)	3.89-5.72
Risk-free interest rate	4.32%
Expected volatility	65.00%
Expected dividends yield	—%
Exercise price	$2.25-3.90

For the Six Months Ended
June 30, 2025
Weighted average grant date fair value	$2.57
Expected term (years)	5.14-5.52
Risk-free interest rate	3.5-3.51%
Expected volatility	52.0%
Expected dividends yield	0%
Exercise price	$2.20-2.93

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

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$113	$228	$216	$455
Total	$113	$228	$216	$455

Compensation costs related to non-vested option rewards not yet recognized as of June 30, 2026 was $759 thousand and will be recognized over the next 2.75 years.

A summary of restricted stock units (“RSUs”) activity for the six months ended June 30, 2026, and the year ended December 31, 2025, is presented below:

	Number of Units	Weighted Average Grant Date FV
RSUs outstanding at January 1, 2025	255,716	$4.13
Granted	247,091	$2.60
Vested	(134,522)	$3.61
Forfeited	(217,138)	$5.51
RSUs outstanding at December 31, 2025	151,147	$2.66
Granted	344,600	$3.85
Vested	(102,400)	$3.51
Forfeited	(6,875)	$1.56
RSUs outstanding at June 30, 2026	386,472	$3.52

The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025, was $359 thousand and $403 thousand, respectively.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$313	$273	$471	$354
Total	$313	$273	$471	$354

Of the RSUs granted during the six months ended June 30, 2026, 234,100 were determined to be time-based RSUs. Total compensation cost related to non-vested time-based RSUs not yet recognized as of June 30, 2026, was approximately $1,073 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2029. Total compensation cost related to non-vested performance-based RSUs not yet recognized as of June 30, 2026 was approximately $117 thousand.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of June 30, 2026, and December 31, 2025, the Company had the following warrants outstanding:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Warrants outstanding - January 1, 2025	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2025	101,672	$7.06	2.92
Issued	94,625	$16.51	4.56
Exercised	(55,000)	$10.00	—
Expired	—	$—	—
Warrants outstanding - June 30, 2026	141,297	$12.25	3.50
Warrants exercisable - June 30, 2026	141,297	$12.25	3.50

Note 12 — Related party transactions

SERVICE AGREEMENTS

The Company had previously entered into a Services Agreement with Spike Up, pursuant to which, among other things, Spike Up provides certain specified services to the Company, these include marketing and promotion and other operating support for the Company.

For the three months ended June 30, 2026 and 2025, the Company generated $0.4 million and $0.7 million in revenue, respectively, related to the services performed by Spike Up for the Company. For the six months ended June 30, 2026 and 2025, the Company generated $0.7 million and $1.0 million in revenue related to the services performed by Spike Up for the Company. For the three and six months ended June 30, 2025, $0.1 million and $0.3 million, respectively, are included in net income from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.

For the three months ended June 30, 2026 and 2025, the Company recognized $0.3 million and $0.3 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations. For the six months ended June 30, 2026 and 2025, the Company recognized $0.4 million and $1.0 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company.

For the three months ended June 30, 2026 and 2025, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statements of operations, consisting of $0.1 million and $0.4 million, respectively, included in direct operating costs. For the six months ended June 30, 2026 and 2025, the Company also incurred other costs from Spike Up that were included in the consolidated statements of operations, consisting of $0.3 million and $0.9 million, respectively, included in direct operating costs. For the three and six months ended June 30, 2025, $0.1 million and $0.3 million, respectively, are included in net income from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations

Happy Hour Solutions Ltd., a company registered in Cyprus and, until the company acquired Happy Hour Solutions Ltd. on December 31, 2025, a subsidiary of Happy Hour Entertainment Holdings Ltd., is the holder of an Estonian gaming license, and as of October 21, 2021 entered into a Services Agreement with HR Entertainment Ltd., a company registered in the British Virgin Islands, whereby Happy Hour Solutions would provide gaming and technical solutions, as well as hosting and cloud services, customer services, management information systems and other operational services for HR Entertainment. We entered into several agreements with Happy Hour Solutions Ltd., including:

•         a Domain License Agreement, dated January 1, 2022 (which we refer to as the “Effective Date”), that gives Happy Hour Solutions the right to use our domain:

•         a Nominee Agreement, dated as of the Effective Date, which allows Happy Hour Solutions to, among other business solutions, process payments made on the aforementioned domain and allows us to host, manage, administer, operate and support, and enter into contracts in the ordinary course of business in the name of Happy Hour Solutions; and

•         an Online Gaming Operations Agreement, dated March 2024, by which as further described therein we continue to supply Happy Hour Solutions, with services that commenced as of the Effective Date, related to the operation of an online casino primarily through our existing personnel, technical solutions, and commercial relationships while utilizing the Happy Hour Solutions Estonian gaming license and to recognize the revenues generated thereof as agreed upon by the parties.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The Happy Hour Solutions Agreements collectively allow HR Entertainment access to additional online gaming revenues. As of March 2024, Happy Hour Solutions Limited entered into a nominee agreement with Interstellar Entertainment N.V., a wholly owned subsidiary of the Company. For the three months ended June 30, 2026 and 2025, the Company did not recognize any costs and an immaterial amount, respectively, for services performed for the Company by Happy Hour Entertainment Holdings and its wholly owned subsidiaries which was included in general and administrative expenses in unaudited condensed consolidated statements of operations. Happy Hour Solutions Limited was acquired by the Company on December 31, 2025.

DUE TO AFFILIATES

The components of related party balances included in “due from” affiliates and “due to affiliates” on the unaudited condensed consolidated balance sheets as of June 30, 2026, and December 31, 2025, are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Due to affiliates
Spike Up	$2,232	$1,993
Total due to affiliates	$2,232	$1,993

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense (benefit) of $47 thousand and $54 thousand for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025, were (0.90)% and (1.42)%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was due to a valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of June 30, 2026 or December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (“IRC”) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. These changes are reflected in the Company’s results for the three and six months ended June 30, 2026.

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

In the normal course of business, the Company may be subject to claims and litigation. The Company reviews its legal proceedings and claims, regulatory reviews and inspections, and other legal matters on an ongoing basis and follows appropriate accounting guidance when making accrual and disclosure decisions. If necessary, the Company establishes accruals for those contingencies when the incurrence of a loss is probable and can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued if such disclosure is necessary for the Company’s unaudited condensed consolidated financial statements to not be misleading. The Company does not record an accrual when the likelihood of loss being incurred is probable, but the amount cannot be reasonably estimated, or when the loss is believed to be only reasonably possible or remote, although disclosures are made for material matters as required by ASC 450-20, Contingencies.

For the six months ended June 30, 2026, and the year ended December 31, 2025, the Company had certain pending or threatened legal claims or actions in which the incurrence of a loss was deemed probable. Ellmount Entertainment Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany relating to player claims and associated legal fees. The Company has established a full provision for these claims and related fees, which is included in accrued expenses in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not currently target these markets and does not anticipate further claims of a similar nature arising in these markets.

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

Right-of-use assets for these administrative office leases as of June 30, 2026, and December 31, 2025, are summarized as follows:

	June 30,	December 31,
(in thousands)	2026	2025
Malta Office	703	826
Operating lease, right-of-use asset, net	$703	$826

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheets is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight- line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, were $0.06 million and $0.06 million, respectively. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the six months ended June 30, 2026 and 2025, were $0.1 million and $0.1 million, respectively.

Annual maturities analysis under the Malta lease agreement at June 30, 2026, is as follows:

Year ending December 31,
2026 (remainder)	$112
2027	231
2028	275
2029	282
Total	900
Less: Present value discount	(212)
Lease obligations, net	$688

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate on the date of adoption of ASU 2016-02, Leases. As of June 30, 2026, the weighted average remaining lease term is 3.5 years and the weighted average discount rate used to determine the operation lease liability was 4.5%.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 16 — SEGMENT REPORTING

For the six months ended June 30, 2026 and 2025, management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. In particular, management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level as the Company is engaged in essentially the same business, which focuses on providing an online gaming casino to customers. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the unaudited condensed consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the unaudited condensed consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. For the three months ended June 30, 2026 and 2025 adjusted EBITDA was ($1,823) thousand and ($198) thousand, respectively. For the six months ended June 30, 2026 and 2025 adjusted EBITDA was ($3,105) thousand and ($3,175) thousand, respectively. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant expenses reviewed by the CODM are direct operating expenses, advertising and promotion expenses, and general and administrative expenses as presented on the unaudited condensed consolidated statements of operations.

ADJUSTED EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Revenues	$2,809	$5,801	$6,175	$10,996
Net loss from continuing operations	(2,370)	(1,157)	(5,336)	(4,882)
Net income from discontinued operations, net of taxes	—	565	—	1,014

Add back items:
Stock-based compensation expense (1)	407	500	667	809
Issuance of warrants	—	—	1,003	—
Depreciation and amortization (2)	72	90	140	160
Interest expense, net	(145)	53	(191)	99
Income tax	31	37	47	54
Foreign exchange transaction loss	107	151	180	329
Other (3)	75	128	385	256
Adjusted EBITDA	$(1,823)	$(198)	$(3,105)	$(3,175)

(1)  Includes restricted shares, stock options, equity-settled restricted share units, cash-settled restricted share units and equity-settled performance-based restricted share units granted to employees and directors net of shares withheld for taxes (including related employer and applicable employee payroll taxes).

(2)  Includes amortization of intangible assets generated through business acquisitions and depreciation of property and equipment, amortization of contract costs, and amortization of internally developed software and other intangible assets. Excludes amortization of right of use assets.

(3) Includes severance costs and non-recurring compensation.

Management further determined that, based on their economic similarities, the Company’s operating subsidiaries, representing components, should be aggregated into one reporting unit for purposes of assessing potential impairment of goodwill in accordance with ASC 350, Intangibles - Goodwill and Other. These legal entities represent acquisitions that occurred over time pursuant to the Company’s strategic growth strategy.

There have been no changes in the Company’s segment structure during the six months ended June 30, 2026 and 2025.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 17 — DISCONTINUED OPERATIONS

On December 31, 2025, the Company agreed to assign and transfer to Happy Hour Entertainment Holdings Ltd. the domain name www. casinoroom.com and all variations and extensions of the “Casino Room Domain”.  In exchange for the Casino Room Domain, the Company received 100% of the issued and allotted share capital of Happy Hour Solutions Limited, which holds a valid remote gambling license issued by the Estonian Tax and Customs Board.

The sale of the Casino Room Domain represents a strategic shift for the Company. Revenue and net income from discontinued operations of $2.7 million, for a total net income of $1.0 million, was recorded in net income from discontinued operations in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2025. There were no assets and liabilities related to the Casino Room Domain in the balance sheets as of June 30, 2026 and December 31, 2025.

The following table summarizes the Company’s income from discontinued operations for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2025	2025
Revenue	$1,135	$2,711

Operating expenses
Direct operating costs (related party)	568	1,683
General and administrative (related party)	2	14
Total operating expenses	570	1,697
Income from operations	565	1,014

Income before income taxes	565	1,014
Net income from discontinued operations	$565	$1,014

The unaudited condensed consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the cash flows from operations of discontinued operations for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
(in thousands)	2025	2025
Net cash provided by (used in) operating activities	$164	$(108)

note 18 — Subsequent events

The Company has evaluated subsequent events occurring after June 30, 2026 through August 11, 2026, the date these unaudited condensed consolidated financial statements were issued. Based on this evaluation, the Company did not identify any subsequent events that would have required adjustment to, or disclosure in, these unaudited condensed consolidated financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following management’s discussion and analysis (“MD&A”) in conjunction with the information set forth within the unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. Some of the information contained in this MD&A or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Forward-Looking Statements" and "Risk Factors" sections of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following MD&A.

OUR BUSINESS

The Company was incorporated in Delaware in 2021 as a holding company, with the intent to seek an initial public offering on a United States securities exchange. In January 2022 we launched HighRoller.com to deliver more immersive real money gaming experiences for the iCasino market. Prior to our transition to the HighRoller.com Platform we operated our online iCasino activities under the casinoroom.com domain name. We operate an online gaming business offering casino games to customers in various jurisdictions worldwide under the HighRoller.com, Kassuuu.com and fruta.com domain names principally utilizing our Estonian license.

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

On April 14, 2026, the Company entered into the Collaboration Agreement with Crypto.com Derivatives North America ("CDNA"), a CFTC-registered designated contract market, derivatives clearing organization, and affiliate of Crypto.com, to launch an event-based prediction markets offering initially in the United States. Under the terms of the Collaboration Agreement, the Company intends to operate as a NFA -registered Guaranteed Introducing Broker and establish a relationship with Crypto.com's CFTC-registered Futures Commission Merchant, enabling the Company to offer CDNA's event contracts to customers across its existing distribution channels. The partnership is designed to allow customers to trade event contracts spanning finance, sports, entertainment and other approved categories through a regulated, user-friendly platform. Management believes this partnership represents a significant strategic growth opportunity that leverages the Company's established premium brand, customer-facing platform, and online gaming expertise to compete in a rapidly emerging regulated category. The Collaboration Agreement establishes Crypto.com and its affiliates as the Company's provider of prediction contracts across its U.S. distribution channels. Operating under its ROLR brand, the Company will enter the predictive market opening a new vertical for revenue generation. Under the terms of the Agreement, the Company is not precluded from pursuing additional licenses related to the operation of prediction markets.

On June 24, 2026, ROLR, a wholly owned subsidiary of the Company, was awarded a Guaranteed Introducing Broker license by the National Futures Association. This license allows ROLR to launch its prediction markets operations. ROLR's introducing broker operations are guaranteed by OG Markets US, Inc. doing business as Crypto.com FCM, which will carry customer accounts introduced through the ROLR platform and provide transaction processing, custody, and related regulatory infrastructure.

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

We currently are present and active in several markets around the world. We anticipate license approval in the regulated Ontario market will occur in approximately the second half of 2026. No assurance can be given that these efforts will prove successful. Our business may suffer if we are unable to open new geographical markets or if we are unable to continue expanding within existing markets.

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

Spike Up Media, is one of a handful of globally foremost providers of lead generation and we believe that our association with Spike Up provides high-quality, cost-effective lead generation converting into active customers which together with our favorable customer acquisition costs and customer retention will result in favorable gross operating margins.

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

•    quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

•    quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

•    quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298
Q2 2025	19,675	17,036	$153,150
Q3 2025	21,800	20,128	$146,686
Q4 2025	16,943	15,199	$104,228
Q1 2026	11,213	8,533	$74,404
Q2 2026	9,607	6,791	$63,017

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

We currently accept wagers in multiple currencies. We generated more than $63.0 million and $137.4 million in bets during the three and six months ended June 30, 2026, respectively, and $153.2 million and $306.4 million in customer-paid real money bets during the three and six months ended June 30, 2025, respectively, utilizing our HighRoller.com, Fruta.com and Kassuuu.com domain names. During the three and six months ended June 30, 2026, the average revenue per user was $414 and $403, respectively, as compared to approximately $340 and $248 per user for the same periods in 2025, respectively. User deposits were $10.1 million and $22.1 million during the three and six months ended June 30, 2026, respectively, as compared to deposits of almost $24.4 million and $47.1 million during the same periods in 2025, respectively. During the three and six months ended June 30, 2026, we had 9,607 and 20,820 active users, respectively, as compared to 19,675 and 49,621 active users for the same periods in 2025, respectively. Furthermore, during the three and six months ended June 30, 2026, we had 796 and 2,096 first time depositors, respectively, as compared to 6,050 and 21,743 first time depositors for the same periods in 2025, respectively. During the three and six months ended June 30, 2026, we had 6,791 and 15,324 unique depositors, respectively, as compared to 17,036 and 44,325 unique depositors for the same periods in 2025, respectively. Our net gaming revenue was $2.8 million and $6.2 million for the three and six months ended June 30, 2026, respectively, as compared to $5.8 million and $11.0 million for the same periods in 2025, respectively.

Our gaming operations extend across international markets by arrangements that utilize licenses authorized by other local and remote authorities. We expect that new geographical markets will be material additional drivers of our revenue growth and profit in subsequent years. Through our relationship with Spike Up we are able to outsource parts of our marketing department, resulting in access to broader industry knowledge than would otherwise be readily available to us, as well as give us the ability to scale much quicker and more effectively than many of our competitors. By way of illustration, when entering a new market we will need to hire additional staff, familiarize ourselves with such matters as demographics, language, favorable selling points, pitfalls to avoid, competitor presentations and operations, and other market specific facts through expensive and time-consuming testing and data gathering. Our access to Spike Up’s extensive experience and market data provides us immediate market intelligence and allows us to drive viable leads in most active casino markets from the time that we access those markets. We anticipate that this accelerated new market entry will reduce costs and allow for earlier market acceptance than that which we might be able to achieve on a standalone basis. We believe that the most efficient allocation of our resources does not currently allow us to build, design and deploy proprietary games and as a result we focus our resources on aggregating and curating iCasino games from over 90 dedicated game development studios. This is not inclusive of discontinued operations. See footnote 17 for more details.

RECENT DEVELOPMENTS

GIB LICENSE FROM THE NFA

On June 24, 2026, ROLR, a wholly owned subsidiary of the Company, was awarded a Guaranteed Introducing Broker license by the National Futures Association. This license allows ROLR to launch its prediction markets operations when ready. ROLR's introducing broker operations are guaranteed by OG Markets US, Inc., doing business as Crypto.com FCM, which will carry customer accounts introduced through the ROLR platform and provide transaction processing, custody, and related regulatory infrastructure.

MUTUAL COLLABORATION AGREEMENT

On April 14, 2026, the Company entered into the Mutual Collaboration Agreement with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.

Pursuant to the Collaboration Agreement, the Company will initially serve as a guaranteed introducing broker and plans to procure an introducing broker license shortly thereafter, for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions. Under the terms of the Agreement, the Company is not precluded from pursuing additional licenses related to the operation of prediction markets.

RESULTS OF OPERATIONS

The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Revenues, net	$2,809	$5,801	$6,175	$10,996

Operating expenses
Direct operating costs:
Related party	146	359	333	672
Other	1,044	2,522	2,115	4,756
General and administrative:
Related party	—	53	—	67
Other	3,361	2,830	7,879	6,150
Advertising and promotions:
Related party	280	205	399	907
Other	241	710	470	2,782
Product and software development:
Related party	—	—	—	—
Other	208	189	446	390
Total operating expenses	5,280	6,868	11,642	15,724
Loss from operations	(2,471)	(1,067)	(5,467)	(4,728)

Other expenses
Interest expense, net	145	(53)	191	(99)
Other (expense) income	(13)	—	(13)	(1)
Total other expenses	132	(53)	178	(100)

Loss before income taxes	(2,339)	(1,120)	(5,289)	(4,828)
Income tax expense	31	37	47	54
Net loss from continuing operations	$(2,370)	$(1,157)	$(5,336)	$(4,882)

Net income from discontinued operations, net of taxes	$—	$565	$—	$1,014

Net loss	$(2,370)	$(592)	$(5,336)	$(3,868)

Other comprehensive loss
Foreign currency translation adjustment	46	(80)	(165)	(32)
Comprehensive loss	$(2,324)	$(672)	$(5,501)	$(3,900)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.22)	$(0.07)	$(0.50)	$(0.46)
Weighted average common shares outstanding – basic and diluted	10,943,272	8,408,820	10,669,024	8,402,945

FINANCIAL HIGHLIGHTS AND TRENDS

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2026	2025	2026	2025

Revenues	$2,809	$5,801	$6,175	$10,996
Net loss from continuing operations	(2,370)	(1,157)	(5,336)	(4,882)
Adjusted EBITDA (1)	(1,823)	(198)	(3,105)	(3,175)
Basic and diluted loss per share	(0.22)	(0.14)	(0.50)	(0.58)
Adjusted loss per share (2)	(0.17)	(0.02)	(0.29)	(0.38)

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

We define and calculate Adjusted EBITDA as net loss from continuing operations before the impact of interest income and expense, income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; and other non-recurring and non-operating costs or income, as described in the reconciliation below.

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

ADJUSTED EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Revenues	$2,809	$5,801	$6,175	$10,996
Net loss	(2,370)	(1,157)	(5,336)	(4,882)

Add back items:
Stock-based compensation expense (1)	407	500	667	809
Issuance of warrants	—	—	1,003	—
Depreciation and amortization (2)	72	90	140	160
Interest expense, net	(145)	53	(191)	99
Income tax	31	37	47	54
Foreign exchange transaction loss	107	151	180	329
Other (3)	75	128	385	256
Adjusted EBITDA	$(1,823)	$(198)	$(3,105)	$(3,175)
Adjusted EBITDA margin	(64.90)%	(3.41)%	(50.28)%	(28.87)%
Adjusted loss per share	(0.17)	(0.02)	(0.29)	(0.38)

(1) Includes restricted shares, stock options, equity-settled restricted share units, cash-settled restricted share units and equity-settled performance-based restricted share units granted to employees and directors net of shares withheld for taxes (including related employer payroll taxes).

(2) Includes amortization of intangible assets generated through business acquisitions and depreciation of property and equipment, amortization of contract costs, and amortization of internally developed software and other intangible assets. Excludes amortization of right of use assets.

(3) Includes severance costs and non-recurring compensation payments.

REVENUE

Net gaming revenue decreased by $4.8 million or 43.8% to $6.2 million during the six months ended June 30, 2026, as compared to $11.0 million during the six months ended June 30, 2025. This is due to continuing focus on the prediction market along with continued implementation of the new marketing plan focusing on more valuable customers.

Net gaming revenue decreased by $3.0 million or 51.5% to $2.8 million during the three months ended June 30, 2026, as compared to $5.8 million during the three months ended June 30, 2025 due to the Company exiting various markets after the second quarter of 2025 and the Company’s continued implementation of a refined marketing strategy along with a more focused effort on the prediction market.

The Company’s revenue by country for those with significant revenue for the periods indicated are as follows:

	Six Months Ended June 30,
(in thousands)	2026		2025
Finland	$3,925	64%	$6,357	57%
New Zealand	1,370	22%	2,361	22%
Canada	811	13%	1,086	10%
Norway	—	—%	730	7%
Rest of world	63	1%	445	4%
Total Revenue	$6,169	100%	$10,979	100%

	Three Months Ended June 30,
(in thousands)	2026		2025
Finland	$1,783	63%	$3,305	57%
New Zealand	640	23%	1,184	20%
Canada	348	12%	574	10%
Norway	—	—%	409	7%
Rest of world	34	2%	316	6%
Total Revenue	$2,805	100%	$5,788	100%

DIRECT OPERATING COSTS

Direct operating costs (related party) decreased by $0.3 million or 50.4%, to $0.3 million during the six months ended June 30, 2026, as compared to $0.7 million for the six months ended June 30, 2025, which is primarily related to the shift in marketing strategy from revenue sharing that began in the prior quarter but will increase later in the year and falls in line with the decrease in revenue.

Direct operating costs (other) decreased by $2.6 million or 55.5%, to $2.1 million during the six months ended June 30, 2026, as compared to $4.8 million for the six months ended June 30, 2025, which is primarily related to a decrease in affiliate revenue sharing along with lower payment provider fees which is in line with decreased revenue.

Of the total direct operating costs of $2.4 million and $5.4 million for the six months ended June 30, 2026, and 2025, respectively, $0.3 million and $2.3 million, respectively, was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

Direct operating costs (related party) decreased by $0.2 million or 59.3%, to $0.1 million during the three months ended June 30, 2026, as compared to $0.4 million for the three months ended June 30, 2025, this decrease is approximately in line with the percentage decrease in revenue.

Direct operating costs (other) decreased by $1.5 million or 58.6%, to $1.0 million for the three months ended June 30, 2026, as compared to $2.5 million for the three months ended June 30, 2025, due to cost efficiencies identified within payment fees, game provider fees and affiliate revenue share, which resulted in a greater percentage decrease when compared to the percentage change in revenue.

Of the total direct operating costs of $1.2 million and $2.9 million for the three months ended June 30, 2026, and 2025, respectively, $0.3 million and $1.2 million, respectively, was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

GENERAL AND ADMINISTRATIVE

Total general and administrative expenses were $7.9 million for the six months ended June 30, 2026, as compared to $6.2 million for the six months ended June 30, 2025.

General and administrative expenses (other) increased by $1.7 million or 28.1%, to $7.9 million for the six months ended June 30, 2026, as compared to $6.2 million for the six months ended June 30, 2025. The increase was primarily driven by an increase for warrant expense related to the public offering in January 2026 and higher spend preparing for entrance in the prediction market.

Total general and administrative expenses were $3.4 million for the three months ended June 30, 2026, as compared to $2.9 million for the three months ended June 30, 2025.

General and administrative expenses (other) increased by $0.5 million or 18.8%, to $3.4 million for the three months ended June 30, 2026, as compared to $2.8 million for the three months ended June 30, 2025. The increase was primarily driven by an increase in spend for preparation of entrance in the prediction market.

ADVERTISING AND PROMOTIONS

Total advertising and promotion expenses were $0.9 million for the six months ended June 30, 2026, as compared to $3.7 million for the six months ended June 30, 2025.

Advertising and promotions expenses (related party) decreased by $0.5 million or 56.6%, to $0.4 million for the six months ended June 30, 2026, as compared to $0.9 million for the six months ended June 30, 2025. The decrease is primarily attributable to the decrease in commission costs and commission listing costs related to the revised marketing strategy. Prediction market-related marketing spend began in the second quarter and will continue to increase throughout the year.

Advertising and promotions expenses (other) decreased by $2.3 million or 83.1%, to $0.5 million for the six months ended June 30, 2026, as compared to $2.8 million for the six months ended June 30, 2025. The decrease is attributable to marketing strategy optimization offset by additional marketing spend for the prediction market in the quarter.

Total advertising and promotion expenses were $0.5 million for the three months ended June 30, 2026, as compared to $0.9 million for the three months ended June 30, 2025.

Advertising and promotions expenses (related party) increased by $0.1 million or 36.6%, to $0.3 million for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025. The increase is primarily attributable to the increase in marketing spend for the prediction market.

Advertising and promotions expenses (other) decreased by $0.5 million or 66.1%, to $0.2 million for the three months ended June 30, 2026, as compared to $0.7 million for the three months ended June 30, 2025. The decrease is attributable to marketing strategy optimization offset by prediction market spend.

PRODUCT AND SOFTWARE DEVELOPMENT

Total product and software expenses were $0.4 million for the six months ended June 30, 2026, as compared to $0.4 million for the six months ended June 30, 2025.

Product and software development expenses (other) increased by $0.1 million or 14.4%, to $0.4 million for the six months ended June 30, 2026 as compared to $0.4 million for the six months ended June 30, 2025.

Total product and software expenses were $0.2 million for the three months ended June 30, 2026, as compared to $0.2 million for the three months ended June 30, 2025.

Product and software development expenses (other) increased by $0.0 million or 10.1%, to $0.2 million for the three months ended June 30, 2026 as compared to $0.2 million for the three months ended June 30, 2025.

LOSS FROM OPERATIONS

Loss from operations was $5.5 million for the six months ended June 30, 2026, as compared to a loss of $4.7 million for the six months ended June 30, 2025, primarily due to the Company revising the marketing strategy and investment into the planned entry into the prediction market vertical.

Loss from operations was $2.5 million for the three months ended June 30, 2026, as compared to a loss of $1.1 million for the three months ended June 30, 2025, primarily due to the Company revising the marketing strategy and investment into the planned entry into the prediction market vertical.

INTEREST EXPENSE, NET

Interest income, net was $0.2 million for the six months ended June 30, 2026, as compared to interest expense, net was $0.1 million for the six months ended June 30, 2025, due to private placement proceeds being placed in an interest bearing account.

Interest income, net was $0.15 million for the three months ended June 30, 2026, as compared to interest expense, net was $0.05 million for the three months ended June 30, 2025, due to private placement proceeds being placed in an interest-bearing account.

LOSS BEFORE INCOME TAXES

Loss before income taxes was $5.3 million for the six months ended June 30, 2026, as compared to loss before income taxes of $4.8 million for the six months ended June 30, 2025.

Loss before income taxes was $2.3 million for the three months ended June 30, 2026, as compared to loss before income taxes of $1.1 million for the three months ended June 30, 2025.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit) was $47 thousand and $54 thousand for the six months ended June 30, 2026 and  2025, respectively.

Income tax expense (benefit) was $31 thousand and $37 thousand for the three months ended June 30, 2026 and  2025, respectively.

NET LOSS FROM CONTINUING OPERATIONS

Net loss was $5.3 million for the six months ended June 30, 2026, as compared to net loss of $4.9 million for the six months ended June 30, 2025.

Net loss was $2.4 million for the three months ended June 30, 2026, as compared to net loss of $1.2 million for the three months ended June 30, 2025.

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

Our quarterly and annual financial results may also be impacted by the number and amount of betting losses and jackpot payouts we experience. Although our losses are limited per stake to a maximum payout in our online casino offering, when looking at bets across a period of time, these losses can be significant. As part of our online casino offerings, we offer local progressive jackpot games that are operated by us and larger progressive jackpots which are “global,” operating across multiple operators and guaranteed by our game suppliers. Each time a customer plays one of our local progressive jackpot games, we contribute a portion of the amount bet to the jackpot for that game or group of games. When a progressive jackpot is won, the jackpot is paid out and is reset to a predetermined base amount. As winning the jackpot is determined by a random mechanism, we cannot foresee when a jackpot will be won and we do not insure against jackpot payouts. Paying the local progressive jackpot decreases our cash position and, depending upon the size of the jackpot, payouts may have a significant negative effect on our cash flow and financial condition. Global progressive jackpots are guaranteed and paid by the game suppliers and are not a liability directly affecting us.

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

We had $18.0 million in cash and cash equivalents as of June 30, 2026 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the six months ended June 30, 2026 we had net loss of $5.3 million and had net cash used in operations of $5.9 million. As of June 30, 2026, we had an accumulated deficit of $29.6 million and working capital of $14.8 million.

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

At June 30, 2026 and December 31, 2025, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

CASH FLOWS

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(5,873)	$(4,448)
Net cash used in investing activities	(1,876)	(296)
Net cash (used in) provided by financing activities	23,816	(90)
Effect of exchange rate changes on cash	(192)	496
Net change in cash and cash equivalents, and restricted cash	$15,875	$(4,338)

Net cash used in operations during the six months ended June 30, 2026, increased by $1.4 million to $5.9 million as compared to net cash used in operations of $4.4 million during the six months ended June 30, 2025. The increase during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, is primarily due to increased cash outflows related to the continuing implementation of a marketing strategy and entrance into a new market.

Net cash used in investing activities during the six months ended June 30, 2026, was $1.9 million as compared to net cash used in investing activities of $0.3 million during the six months ended June 30, 2025. Of the increase $1.6 million is attributable to the investment for planned entry into the prediction market vertical.

Net cash provided by financing activities for the six months ended June 30, 2026 was $23.8 million as compared to net cash used in financing activities of $0.1 million for the six months ended June 30, 2025, and is related to the private and direct offering in January of 2026 with proceeds of $23.4 million.

Restricted cash (current) was $0.5 million and $0.6 million at June 30, 2026 and  December 31, 2025, respectively.

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

The following critical accounting estimates affect the more significant judgements and estimates used in the preparation of our unaudited condensed consolidated financial statements.

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

The Company conducted an impairment analysis with respect to the HighRoller domain name and the Estonia gaming license at June 30, 2026 and December 31, 2025 which concluded that the fair value, determined using a discounted cash flow analysis, substantially exceed their carrying value, and thus they were not impaired. Projected cash flows included an estimated commission fee for referring a player who opens an account with a deposit to an online gaming site, as well as future revenue sharing agreements for those customers based upon net gaming revenue over an estimated gaming period ranging from approximately 5 months to 12 months and the intrinsic resale value of the Estonia gaming license. The Company did not have any impairment of indefinite-lived intangible assets during the year. Therefore, no further impairment considerations were deemed necessary on the HighRoller domain name as of June 30, 2026 and December 31, 2025.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2025 or the period ended June 30, 2026.

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

EMERGING GROWTH COMPANY ACCOUNTING ELECTION

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can choose not to take advantage of the extended transition period and comply with the requirements that apply to non-emerging growth companies, and any such election to not take advantage of the extended transition period is irrevocable. We are an “emerging growth company” as defined in Section 2(a) of the Securities Act of 1933, as amended, and have elected to take advantage of the benefits of this extended transition period. The Company remains an emerging growth company and is expected to continue to take advantage of the benefits of the extended transition period. This may make it difficult or impossible to compare the Company financial results with the financial results of another public company that is either not an emerging growth company or is an emerging growth company that has chosen not to take advantage of the extended transition period exemptions for emerging growth companies because of the potential differences in accounting standards used.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

As of June 30, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, we maintained effective disclosure controls and procedures at the reasonable assurance level. The following material weaknesses have been remediated:

•         In 2022, the Company identified certain deficiencies in its internal processes for preparing condensed consolidated financial statements that, in the aggregate, constituted a material weakness in internal control over financial reporting.

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

MANAGEMENT’S REMEDIATION MEASURES

Management is committed to maintaining a strong internal control environment. Accordingly, management implemented a plan that included the following:

•         Established and continue to maintain appropriate staff levels to support proper segregation of duties.

•         Ensure that personnel performing key control activities possess the requisite qualifications and experience.

•         Designed and implemented enhanced review procedures and processes across the financial close and reporting cycle.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ellmount Entertainment, Ltd., a subsidiary of the Company, has litigation pending in Austria and Germany relating to player claims and associated legal fees. The Company has established a full provision for these claims, which is included in accrued expenses in the unaudited condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not currently target these markets and does not anticipate any further claims of a similar nature arising in these jurisdictions.

For additional information, see Note 14, “Commitments and Contingencies”, to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the six months ended June 30, 2026 other than as set forth below:

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

None.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

RULE 10b5-1 TRADING ARRANGEMENT

Insider Trading Arrangements

On May 14, 2026, Adam Felman, the Company's Chief Financial Officer, adopted a written trading arrangement for the sale of shares of the Company's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a "Rule 10b5-1 trading arrangement"). The arrangement provides for the sale of up to 61,200 shares of common stock in the aggregate and terminates on the earlier of May 19, 2027 and the date on which all shares subject to the arrangement have been sold.

The shares subject to the arrangement consist of up to 16,800 shares in respect of performance-based equity awards and up to 14,400 shares in respect of time-based equity awards, which shares were intended, at the time of adoption, to fund tax withholding obligations arising from the vesting of such awards. In addition, up to 30,000 shares are available to be sold upon the achievement of specified price thresholds set forth in the arrangement. The number of shares actually sold in respect of the equity awards will depend on the market price of the common stock on the applicable vesting dates and the applicable withholding rates, and may differ from the amounts set forth above.

Other than as described above, during the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or any written trading arrangement that meets the requirements of a "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1	Second Amendment to High Roller Technologies, Inc. 2024 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2026.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH ROLLER TECHNOLOGIES, INC.

Date: August 11, 2026	/s/ Seth Young
Seth Young
Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)