Form 10-Q/A
period 2026-03-31
High Roller Technologies, Inc.
filed 2026-10-16
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of October 12, 2026, there were 11,020,628 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

EXPLANATORY NOTE

Introduction

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of High Roller Technologies, Inc. (the “Company”) for the quarterly period ended March 31, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on May 12, 2026 (the “Original Filing”), to restate (the “Restatement”) the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 (the “Affected Period”). The Restatement corrects the accounting for a non-cash cost of warrants issued to the placement agent as compensation in connection with the Company’s registered direct offering consummated in January 2026 (the “Offering”). It reduces the Company’s previously reported net loss for the three months ended March 31, 2026 by $1.0 million, or $0.10 per basic and diluted share, and has no effect on the Company’s revenue, cash, total stockholders’ equity or net cash flows.

Subsequent to the Original Filing, the Company identified a non-cash accounting error for the $1.0 million grant-date fair value of warrants to purchase 94,625 shares of common stock issued to the placement agent as compensation for its services in connection with the Offering. In the Original Filing, the Company recognized this amount as general and administrative expense. Under U.S. GAAP, including SEC Staff Accounting Bulletin Topic 5.A (ASC 340-10-S99-1), costs directly attributable to an offering of equity securities, such as these warrants, are charged against the gross proceeds of the offering as a reduction of additional paid-in capital rather than expensed. As a result, the Company’s previously reported general and administrative expense and net loss for the three months ended March 31, 2026 were each overstated by $1.0 million. All other issuance costs of the Offering were recorded as a reduction of additional paid-in capital in the Original Filing and are not affected by the Restatement.

The Company evaluated the error in accordance with ASC 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletin Topic 1.M, Materiality, and concluded that it was material to the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and as of and for the six months ended June 30, 2026, principally because of its effect on net loss and net loss per share. On October 15, 2026, the Audit Committee of the Company’s Board of Directors, after discussion with management concluded that such previously issued financial statements should no longer be relied upon.  The Audit Committee has discussed the matter with the company’s independent  registered public accounting firm. Accordingly, investors should no longer rely upon those financial statements or, to the extent they describe those financial statements, the related earnings releases and other communications. The Company reported this conclusion in a Current Report on Form 8-K filed with the SEC on October 16, 2026, and is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 concurrently with this Amendment. The error arose in the first quarter of 2026 and does not affect the Company’s results of operations for the three months ended June 30, 2026.

Impact of the Restatement

The Restatement does not affect the Company’s revenue, cash, working capital, total assets, total liabilities, total stockholders’ equity, income tax expense or net cash flows. It also does not change the fair value of the warrants or the cash proceeds the Company received from the Offering. The following table summarizes the effect of the Restatement on selected financial statement line items:

(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Restated
Three months ended March 31, 2026
Revenue	$3,366	$—	$3,366
General and administrative expense	4,519	(1,003)	3,516
Loss from operations	(2,996)	1,003	(1,993)
Net loss	(2,966)	1,003	(1,963)
Basic and diluted net loss per share	$(0.29)	$0.10	$(0.19)
Net cash used in operating activities	(2,991)	—	(2,991)
As of March 31, 2026
Cash, cash equivalents and restricted cash	$23,077	$—	$23,077
Total assets	39,283	—	39,283
Additional paid-in capital	57,960	(1,003)	56,957
Accumulated deficit	(27,265)	1,003	(26,262)
Total stockholders’ equity	$31,498	$—	$31,498

Adjusted EBITDA, a non-GAAP financial measure, is unchanged at $(1.3) million for the three months ended March 31, 2026, because the warrant cost was excluded from Adjusted EBITDA in the Original Filing. See “Non-GAAP Information” in Part I, Item 2 of this Amendment for a reconciliation to net loss, the most directly comparable GAAP measure.

See Note 18 — Restatement of Previously Issued Financial Statements included in Part I, Item 1 of this Amendment for additional information.

Amended Items

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the Restatement. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the following Items of the Original Filing have been amended to reflect the Restatement:

Part I — Item 1. Financial Statements
Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I — Item 4. Controls and Procedures

Part II — Item 1A. Risk Factors
Part II — Item 6. Exhibits

In addition, as required by Rule 12b-15 under the Exchange Act, new certifications of the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2, and furnished as Exhibits 32.1 and 32.2, to this Amendment. Updated Inline XBRL data files are included as Exhibits 101 and 104.

Internal Control Considerations

In connection with the Restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2026. Management identified an additional material weakness in internal control over financial reporting, relating to the operation of its management review control over the accounting for significant and unusual transactions, and determined that the previously identified material weakness disclosed in the Original Filing had not been fully remediated as of the end of the period covered by the Original Filing. Management concluded, as it did in the Original Filing, that the Company’s disclosure controls and procedures were not effective as of March 31, 2026. Management has implemented substantial portions of its remediation plan for the previously identified material weakness and is implementing a remediation plan for the additional material weakness, which includes enhanced technical accounting review of significant and unusual transactions and defined criteria for consulting qualified external technical accounting advisors before such accounting conclusions are finalized. See Part I, Item 4. Controls and Procedures of this Amendment for additional information.

Other Information

Except for the matters described above, certain corrections to presentation and disclosure in Part I, Items 1 and 2 that do not affect the Company’s financial position, results of operations or cash flows, and the related changes necessary to reflect the Restatement, this Amendment does not amend, update or otherwise modify the Original Filing. This Amendment does not reflect events occurring after the filing date of the Original Filing, except as specifically required in connection with the Restatement. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC, including Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	March 31,	December 31,
(in thousands, except share and per share data)	2026	2025
	(Unaudited) (Restated)
Assets
Current assets
Cash and cash equivalents	$22,451	$2,076
Restricted cash	626	589
Prepaid expenses and other current assets	1,172	779
Deferred tax asset, current	2,298	2,368
Total current assets	26,547	5,812
Deferred offering costs	—	80
Property and equipment, net	392	417
Operating lease right-of-use asset, net	755	826
Intangible assets, net	10,717	10,507
Deferred tax asset, non-current	796	817
Other assets	76	60
Total assets	$39,283	$18,519

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$495	$804
Accrued expenses	2,686	3,373
Player liabilities	793	816
Due to affiliates	1,912	1,993
Operating leases obligation, current	225	166
Total current liabilities	6,111	7,152
Other liabilities	1,101	1,084
Operating lease obligation, noncurrent	573	641
Total liabilities	7,785	8,877
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 10,943,070 shares and 8,485,405 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	11	8
Additional paid-in capital	56,957	32,930
Accumulated deficit	(26,262)	(24,299)
Accumulated other comprehensive income	792	1,003
Total stockholders’ equity	31,498	9,642
Total liabilities and stockholders’ equity	$39,283	$18,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
	(Restated)

Revenues, net	$3,366	$5,195

Operating expenses
Direct operating costs:
Related party	187	313
Other	1,071	2,235
General and administrative:
Related party	—	14
Other	3,516	3,321
Advertising and promotions:
Related party	119	701
Other	228	2,071
Product and software development:
Related party	—	—
Other	238	201
Total operating expenses	5,359	8,856
Loss from operations	(1,993)	(3,661)

Other income (expense)
Interest income (expense), net	46	(46)
Other (expense) income	—	(1)
Total other income (expense)	46	(47)

Loss before income taxes	(1,947)	(3,708)
Income tax expense (benefit)	16	17
Net loss from continuing operations	$(1,963)	$(3,725)

Net income from discontinued operations net of taxes	$—	$449

Net loss	$(1,963)	$(3,276)

Other comprehensive loss
Foreign currency translation adjustment	(211)	48
Comprehensive loss	$(2,174)	$(3,228)

Net income (loss) per common share:
Continuing operations	$(0.19)	$(0.44)
Discontinued operations	$—	$0.05
Net loss per common share – basic and diluted	$(0.19)	$(0.39)
Weighted average common shares outstanding – basic and diluted	10,396,906	8,374,928

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
			(Restated)	(Restated)		(Restated)
December 31, 2025	8,485,405	$8	$32,930	$(24,299)	$1,003	$9,642
Shares issued for vesting of restricted stock units	31,958	—	—	—	—	—
Share-based compensation	—	—	260	—	—	260
Warrants issued to placement agent	—	—	1,003	—	—	1,003
Shares issued for services rendered	28,910	—	—	—	—	—
Options exercised	132,136	—	316	—	—	316
Shares issued in private placement registered direct offerings, net of offering costs	2,249,649	3	22,448	—	—	22,451
Net loss	—	—	—	(1,963)	—	(1,963)
Foreign currency translation	—	—	—	—	(211)	(211)
March 31, 2026	10,928,058	$11	$56,957	$(26,262)	$792	$31,498

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash flows from operating activities	(Restated)
Net loss	$(1,963)	$(3,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	71	76
Noncash interest expense	15	—
Noncash lease expense	51	184
Change in deferred taxes	—	—
Share-based compensation	260	308
Changes in operating assets and liabilities:
Due from affiliates	(148)	622
Prepaid expenses and other current assets	(402)	37
Other assets	(1)	—
Accounts payable	(452)	(323)
Accrued expenses	(624)	(417)
Player liabilities	(3)	374
Due to affiliates	100	(1,082)
Operating lease liabilities	10	(128)
Deferred offerings costs	79	—
Other liabilities	16	17
Net cash used in operating activities	(2,991)	(3,608)
Cash flows from investing activities
Investment in capitalized software	(78)	—
Purchase of property and equipment	(1)	(13)
Net cash used in investing activities	(79)	(13)
Cash flows from financing activities
Settlement of affiliated debt	—	(90)
Proceeds from placement and registered direct offerings	23,453	—
Proceeds from exercised options	316	—
Net cash (used in) provided by financing activities	23,769	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(287)	290
Net change in cash, cash equivalents, and restricted cash	20,412	(3,421)
Cash, cash equivalents, and restricted cash – beginning of period	2,665	7,954
Cash, cash equivalents, and restricted cash – end of period	$23,077	$4,533

Non-cash financing activities:
Acquisition of right of use asset in exchange for lease obligations	$—	$138
Warrants issued for equity offering costs	$1,003	$—

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

Registered Direct Offering

On January 19, 2026, the Company entered into a placement agent agreement with ThinkEquity LLC, pursuant to which the Company sold and issued directly to several investors, in a registered direct offering an aggregate of 1,892,506 shares of the Common Stock, at an offering price of $13.21 per share. The aggregate gross proceeds from the registered direct offering were $25.0 million. There were certain issuance costs related to the offering totaling approximately $3.5 million which includes approximately $1.0 million in relation to 94,625 warrants issued with an exercise price of $16.5125 and a five year term.

Entry into a Material Definitive Agreement

On April 14, 2026, the Company entered into a Mutual Collaboration Agreement (the "Collaboration Agreement") with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.

Pursuant to the Collaboration Agreement, the Company initially will serve as a guaranteed introducing broker and plans to procure an introducing broker license shortly thereafter, for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 — Net INCOME (loss) per share

The computation of net income (loss) per common share and the weighted average common shares outstanding for the three months ended March 31, 2026 and 2025, is summarized as follows:

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
	(Restated)
Basic
Net loss from continuing operations	$(1,963)	$(3,725)
Net income from discontinued operations net of taxes	$—	$449
Weighted average number of shares used in computing net income (loss) per share – basic and diluted	10,396,906	8,374,928
Net loss per share from continuing operations - basic and diluted	$(0.19)	$(0.44)
Net income per share from discontinued operations - basic and diluted	$—	$0.05
Net loss per share - basic and diluted	$(0.19)	$(0.39)

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of March 31, 2026, and December 31, 2025, the Company had the following warrants outstanding:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Warrants outstanding - January 1, 2025	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2025	101,672	$7.06	2.92
Issued	94,625	$16.51	4.81
Exercised	(55,000)	$10.00	—
Expired	—	$—	—
Warrants outstanding - March 31, 2026	141,297	$12.25	3.75
Warrants exercisable - March 31, 2026	141,297	$12.25	3.75

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

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense (benefit) of $16 thousand and $17 thousand for the three months ended March 31, 2026 and 2025, respectively. The effective tax rates for the three months ended March 31, 2026 and 2025, were (0.82)% and (0.45)%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was primarily due to the discrete recognition of a deferred tax benefit resulting from the release of the valuation allowance on the deferred tax assets of the Company’s Maltese subsidiary, Ellmount Entertainment Ltd, as well as the valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of March 31, 2026 or December 31, 2025.

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

Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025

Revenues	$3,366	$5,195
Net loss from continuing operations	(1,963)	(3,725)
Net income from discontinued operations net of taxes	—	449

Add back items:
Stock-based compensation expense (1)	260	308
Depreciation and amortization (2)	71	76
Interest expense, net	(46)	46
Income tax	16	17
Foreign exchange transaction loss	72	178
Other (3)	310	127
Adjusted EBITDA	$(1,280)	$(2,973)

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 18 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company identified an error in its accounting for warrants issued to the placement agent in connection with the Company’s equity offering in January 2026. As consideration for the placement agent’s services in connection with the offering, the Company issued warrants to purchase 94,625 shares of the Company’s common stock. The warrants were equity-classified and had a grant-date fair value of $1.0 million.

The Company previously recognized the grant-date fair value of the warrants as general and administrative expense during the three months ended March 31, 2026. The Company subsequently determined that the warrant-related cost represented an equity issuance cost directly attributable to the equity offering and should have been recorded as a reduction of additional paid-in capital (“APIC”) rather than as general and administrative expense.

The error resulted in an overstatement of general and administrative expense and net loss and an overstatement of APIC and accumulated deficit in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s Forms 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026. The correction has no impact on the Company’s revenue, cash and cash equivalents, total assets, total stockholders’ equity or net cash flows used in operating activities. Management evaluated the error and determined that it was material to the Company’s previously issued unaudited condensed consolidated financial statements for the affected periods. Accordingly, the affected previously issued financial statements should no longer be relied upon and are being restated to correct the error.

The following tables present the effects of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements for the periods indicated.

Restated Condensed Consolidated Statement of Operations

Three Months Ended March 31, 2026
(in thousands, except per-share amounts)

	As Previously Reported	Adjustment	As Restated
General and administrative expense	$4,519	$(1,003)	$3,516
Total operating expenses	6,362	(1,003)	5,359
Loss from operations	(2,996)	1,003	(1,993)
Loss before income taxes	(2,950)	1,003	(1,947)
Net loss	(2,966)	1,003	(1,963)
Basic and diluted net loss per share	$(0.29)	$0.10	$(0.19)

Under IRC §263(a), placement agent warrant costs are treated as nondeductible stock‑issuance costs and therefore reduce equity rather than creating a tax deduction or deferred tax asset. The Company had already treated the warrant fair value as a permanent non-deductible item in its tax provision, so reclassifying the amount from expense to APIC does not change taxable income, NOLs, deferred tax assets, or cash taxes. Consolidated tax expense remains unchanged. The correction had no income tax effect in any period presented (ASC 250-10-50-8 and 50-9).

Restated Condensed Consolidated Balance Sheets

March 31, 2026

(in thousands)

	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$57,960	$(1,003)	$56,957
Accumulated deficit	(27,265)	1,003	(26,262)
Total stockholders' equity	$31,498	—	$31,498

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Restated Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2026, $ in thousands

	Additional Paid-in Capital			Accumulated Deficit			Total Stockholders' Equity
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of December 31, 2025	$32,930	—	$32,930	$(24,299)	—	$(24,299)	$9,642	—	$9,642
Shares issued in private placement registered direct offerings, net of offering costs	23,451	(1,003)	22,448	—	—	—	23,454	(1,003)	22,451
Share-based compensation	1,263	(1,003)	260	—	—	—	1,263	(1,003)	260
Warrants issued to placement agent	-	1,003	1,003	—	—	—	-	1,003	1,003
Net loss	—	—	—	(2,966)	1,003	(1,963)	(2,966)	1,003	(1,963)
Balance as of March 31, 2026	$57,960	(1,003)	$56,957	$(27,265)	1,003	$(26,262)	$31,498	—	$31,498

Restated Condensed Consolidated Statement of Cash Flows

Three Months Ended March 31, 2026 (in thousands)

	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net loss	$(2,966)	$1,003	$(1,963)
Warrant expense	1,003	(1,003)	—
Net cash used in operating activities:	$(2,991)	$—	$(2,991)
Non-cash financing activities:
Warrants issued for equity offering costs	—	1,003	1,003

note 19 — Subsequent events

On April 14, 2026, the Company entered into a Mutual Collaboration Agreement (the "Collaboration Agreement") with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.  Pursuant to the Collaboration Agreement, the Company will serve as a guaranteed introducing broker for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions. Subsequent events have been evaluated through the date the original condensed financial statements were issued.  In connection with the restatement described in Note 18, the Company also considered whether subsequent developments required additional disclosure. No additional disclosures were identified as necessary.

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

	For the Three Months Ended
	March 31,
(in thousands, except share and per share data)	2026	2025
	(Restated)
Revenues, net	$3,366	$5,195

Operating expenses
Direct operating costs:
Related party	187	313
Other	1,071	2,235
General and administrative:
Related party	—	14
Other	3,516	3,321
Advertising and promotions:
Related party	119	701
Other	228	2,071
Product and software development:
Related party	—	—
Other	238	201
Total operating expenses	5,359	8,856
Loss from operations	(1,993)	(3,661)

Other expenses
Interest expense, net	46	(46)
Other (expense) income	—	(1)
Total other expenses	46	(47)

Loss before income taxes	(1,947)	(3,708)
Income tax expense	16	17
Net loss from continuing operations	$(1,963)	$(3,725)

Net income from discontinued operations net of taxes	$—	$449

Net loss	$(1,963)	$(3,276)

Other comprehensive loss
Foreign currency translation adjustment	(211)	48
Comprehensive loss	$(2,174)	$(3,228)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.19)	$(0.39)
Weighted average common shares outstanding – basic and diluted	10,396,906	8,374,928

Financial highlights and trends

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended March 31,
(amounts in thousands, except per share amounts)	2026	2025
	(Restated)
Revenues	$3,366	$5,195
Net loss from continuing operations	(1,963)	(3,725)
Adjusted EBITDA (1)	(1,280)	(2,973)
Basic and diluted loss per share from continuing operations	(0.19)	(0.44)
Adjusted loss per share (2)	(0.12)	(0.35)

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

 Adjusted EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
	(Restated)
Revenues	$3,366	$5,195
Net loss from continuing operations	(1,963)	(3,725)

Add back items:
Stock-based compensation expense (1)	260	308
Depreciation and amortization (2)	71	76
Interest expense, net	(46)	46
Income tax	16	17
Foreign exchange transaction loss	72	178
Other (3)	310	127
Adjusted EBITDA	$(1,280)	$(2,973)
Adjusted EBITDA margin	(38.03)%	(57.23)%
Adjusted loss per share	(0.12)	(0.35)

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

General and administrative

Total general and administrative expenses were $3.5 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025.

General and administrative expenses (other) increased by $0.2 million or 5.9%, to $3.5 million for the three months ended March 31, 2026, as compared to $3.3 million for the three months ended March 31, 2025. The increase was primarily driven by the one off payment of staff bonuses.

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

Loss from operations

Loss from operations was $2.0 million for the three months ended March 31, 2026, as compared to a loss of $3.7 million for the three months ended March 31, 2025, primarily due to the Company optimizing the marketing strategy and cost saving initiatives reflecting in a reduction in direct costs.

Interest expense, net

Interest income, net was $0.05 million for the three months ended March 31, 2026, as compared to interest expense, net was $0.05 million for the three months ended March 31, 2025, due to private placement proceeds being placed in an interest bearing account.

Loss before income taxes

Loss before income taxes was $1.9 million for the three months ended March 31, 2026, as compared to loss before income taxes of $3.7 million for the three months ended March 31, 2025.

Income tax expense (benefit)

Income tax expense (benefit) was $0.0 million and $0.0 million for the three months ended March 31, 2026 and 2025, respectively.

Net loss from continuing operations

Net loss from continuing operations was $2.0 million for the three months ended March 31, 2026, as compared to net loss from continuing operations of $3.7 million for the three months ended March 31, 2025.

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

We had $22.5 million in cash and cash equivalents as of March 31, 2026 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the three months ended March 31, 2026 we had net loss of $2.0 million and had net cash used in operations of $3.0 million. As of March 31, 2026, we had an accumulated deficit of $26.3 million and working capital of $18.1 million.

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures

As of March 31, 2026, the end of the period covered by this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in internal control over financial reporting described below.

Previously Identified Material Weakness

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

As of March 31, 2026, this previously identified material weakness had not been fully remediated.

Material Weakness Related to Technical Accounting Review Control

In connection with the Restatement, management identified an additional material weakness in the operation of the Company’s management review control over the accounting for significant and unusual transactions.

In connection with the Company’s January 2026 equity offering, the Company issued warrants to the placement agent. Although the transaction was identified as a significant and unusual transaction and was subject to technical accounting analysis and review, the review control did not operate effectively at a sufficient level of precision to prevent or detect the incorrect accounting treatment on a timely basis. Specifically, the technical accounting analysis and related review did not identify the applicable U.S. GAAP requirements governing the accounting for equity issuance costs.

As a result, the Company incorrectly recognized approximately $1.0 million representing the grant-date fair value of the warrants as general and administrative expense rather than as an equity issuance cost recorded as a reduction of additional paid-in capital. The error resulted in a material misstatement of the Company’s previously issued unaudited condensed consolidated financial statements for the three months ended March 31, 2026 and resulted in the restatement of those financial statements.

Management’s Remediation Measures

Management is committed to maintaining a strong internal control environment and to the remediation of the material weaknesses described above.

Previously Identified Material Weakness

With respect to the previously identified material weakness, management has implemented substantial portions of its remediation plan, including the following measures:

•         Established and continued to maintain appropriate staff levels to support proper segregation of duties.

•         Ensured that personnel performing key control activities possess the requisite qualifications and experience.

•         Designed and implemented enhanced review procedures and processes across the financial close and reporting cycle.

Management will continue to evaluate the operating effectiveness of these controls. The previously identified material weakness will not be considered fully remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

Additional Material Weakness Related to Technical Accounting Review Control

With respect to the additional material weakness related to the technical accounting review control, management has developed a remediation plan that includes the following measures:

•         Enhance the technical accounting knowledge and resources available to personnel responsible for preparing and reviewing technical accounting analyses related to significant and unusual transactions.

•         Establish procedures to ensure that significant or complex U.S. GAAP conclusions are reviewed by personnel possessing appropriate technical accounting knowledge and experience and, where sufficient technical expertise is not available internally, establish criteria for consultation with qualified external technical accounting resources before the related accounting treatment is finalized and the applicable financial statements are issued.

•         Enhance the documentation supporting the performance of the management review control, including evidence of the review procedures performed, relevant accounting guidance considered, significant judgments and conclusions reached, and resolution of review comments before approval of the related accounting treatment.

Management is in the process of implementing these remediation measures. The additional material weakness will not be considered remediated until the enhanced controls have been implemented, have operated for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

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

Inherent Limitations on Effectiveness of Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, believes that disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives. However, management does not expect that the disclosure controls and procedures or the internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Risks Related to the Restatement

We have identified material weaknesses in our internal control over financial reporting. If we fail to remediate these material weaknesses, or if we otherwise fail to establish and maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial results, which could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and to prevent fraud. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In fiscal year 2022, management identified deficiencies in our internal processes for preparing our consolidated financial statements that, in the aggregate, constituted a material weakness in our internal control over financial reporting. In addition, in connection with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 described in Note 18 to the unaudited condensed consolidated financial statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q, management identified an additional material weakness. This weakness relates to the operation of management’s review control over the accounting for significant and unusual transactions. As a result of these material weaknesses, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2026

Management has developed, and is implementing, a remediation plan to address these material weaknesses. However, we cannot assure you that any measures we take will be sufficient to remediate the material weaknesses, that we will complete remediation on a timely basis, or that we will not identify additional material weaknesses or significant deficiencies in the future. Remediation efforts will require significant management attention and may result in additional costs. We will not consider the material weaknesses remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

If we fail to remediate these material weaknesses or to maintain effective internal control over financial reporting, we may be unable to accurately or timely report our financial results, which could result in further restatements of our financial statements. We could also fail to meet our reporting obligations under the Securities Exchange Act of 1934, as amended, become subject to investigation or sanctions by the SEC or other regulatory authorities, or fail to maintain compliance with applicable stock exchange listing requirements. Any of these outcomes, and the disclosure of these material weaknesses alone, even if they are promptly remediated, could cause investors to lose confidence in the accuracy and completeness of our financial reports. That loss of confidence could negatively affect the trading price of our securities, our ability to access the capital markets and our reputation.

The restatement of our previously issued financial statements for the Affected Period has caused us to incur unanticipated costs, may expose us to litigation and regulatory proceedings, and may adversely affect investor confidence, the trading price of our securities, our ability to raise capital and our reputation.

The Restatement has caused us to incur, and we expect it will continue to cause us to incur, significant unanticipated costs for accounting, legal and other professional fees. It has also required substantial time and attention from our management and finance personnel, which has diverted their attention from the operation of our business.

The Restatement may cause investors, analysts, lenders, customers, suppliers and other stakeholders to lose confidence in us, in the accuracy of our financial reporting and in our accounting practices and processes. It may also harm our reputation. As a result, the trading price of our securities may decline, and we may find it more difficult to obtain financing on acceptable terms, or at all.

The Restatement and the related material weaknesses in our internal control over financial reporting may also expose us to stockholder or other litigation, including securities class action and derivative claims. They may also lead to inquiries, investigations or enforcement actions by the SEC, the NYSE American or other regulatory authorities. Any of these proceedings, claims or disputes, whether or not successful, could cause us to incur substantial additional costs, including legal fees, settlement costs, fines or penalties, and to divert managements attention and resources. They could also further harm our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.

**   Furnished electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH ROLLER TECHNOLOGIES, INC.

Date: October 16, 2026	/s/ Seth Young
Seth Young
Chief Executive Officer
(Principal Executive Officer)

Date: October 16, 2026	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)