Form 10-Q/A
period 2026-06-30
High Roller Technologies, Inc.
filed 2026-10-16
CIK 1947210

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

EXPLANATORY NOTE

Introduction

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of High Roller Technologies, Inc. (the “Company”) for the quarterly period ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on August 11, 2026 (the “Original Filing”) to restate (the “Restatement”) the Company’s unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026 (the “Affected Period”). The Restatement corrects the accounting for a non-cash cost of warrants issued to the placement agent as compensation in connection with the Company’s registered direct offering consummated in January 2026 (the “Offering”). It reduces the Company’s previously reported net loss for the six months ended June 30, 2026 by $1.0 million, or $0.09 per basic and diluted share, does not affect the Company’s results of operations for the three months ended June 30, 2026, and has no effect on the Company’s revenue, cash, total stockholders’ equity or net cash flows.

Subsequent to the filing of the Original Filing, the Company identified a non-cash accounting error for the $1.0 million grant-date fair value of warrants to purchase 94,625 shares of common stock issued to the placement agent as compensation for its services in connection with the Offering. The Company recognized this amount as general and administrative expense in the first quarter of 2026, and it was included in general and administrative expense for the six months ended June 30, 2026 in the Original Filing. Under U.S. GAAP, including SEC Staff Accounting Bulletin Topic 5.A (ASC 340-10-S99-1), costs directly attributable to an offering of equity securities, such as these warrants, are charged against the gross proceeds of the offering as a reduction of additional paid-in capital rather than expensed. As a result, the Company’s previously reported general and administrative expense and net loss for the six months ended June 30, 2026 were each overstated by $1.0 million. All other issuance costs of the Offering were recorded as a reduction of additional paid-in capital in the Original Filing and are not affected by the Restatement.

The Company evaluated the error in accordance with ASC 250, Accounting Changes and Error Corrections, and SEC Staff Accounting Bulletin Topic 1.M, Materiality, and concluded that it was material to the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and as of and for the six months ended June 30, 2026, principally because of its effect on net loss and net loss per share. On October 15, 2026, the Audit Committee of the Company’s Board of Directors, after discussion with management concluded that such previously issued financial statements should no longer be relied upon. The Audit Committee has discussed the matter with the Company’s independent registered public accounting firm. Accordingly, investors should no longer rely upon those financial statements or, to the extent they describe those financial statements, the related earnings releases and other communications. The Company reported this conclusion in a Current Report on Form 8-K filed with the SEC on October 16, 2026, and is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026 concurrently with this Amendment.

Impact of the Restatement

The Restatement does not affect the Company’s revenue, cash, working capital, total assets, total liabilities, total stockholders’ equity, income tax expense or net cash flows. It also does not change the fair value of the warrants or the cash proceeds the Company received from the Offering. The following table summarizes the effect of the Restatement on selected financial statement line items:

(in thousands, except per share amounts)	As Previously Reported	Adjustment	As Restated
Six months ended June 30, 2026
Revenue	$6,175	$—	$6,175
General and administrative expense	7,879	(1,003)	6,876
Loss from operations	(5,467)	1,003	(4,464)
Net loss	(5,336)	1,003	(4,333)
Basic and diluted net loss per share	$(0.50)	$0.09	$(0.41)
Net cash used in operating activities	(5,873)	—	(5,873)
Three months ended June 30, 2026
Net loss	$(2,370)	$—	$(2,370)
Basic and diluted net loss per share	$(0.22)	$—	$(0.22)
As of June 30, 2026
Cash, cash equivalents and restricted cash	$18,540	$—	$18,540
Total assets	36,741	—	36,741
Additional paid-in capital	58,413	(1,003)	57,410
Accumulated deficit	(29,635)	1,003	(28,632)
Total stockholders’ equity	$29,627	$—	$29,627

Adjusted EBITDA, a non-GAAP financial measure, is unchanged at $(3.1) million for the six months ended June 30, 2026, because the warrant cost was excluded from Adjusted EBITDA in the Original Filing. See “Non-GAAP Information” in Part I, Item 2 of this Amendment for a reconciliation to net loss, the most directly comparable GAAP measure.

See Note 18 — Restatement of Previously Issued Financial Statements to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Amendment for additional information regarding the Restatement and a reconciliation of the amounts previously reported to the amounts as restated.

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

Restatement and Correction

The Company evaluated the error in accordance with SEC Staff Accounting Bulletin Topic 1.M, Materiality, commonly referred to as SAB No. 99, and concluded that the error was material to the previously issued financial statements. Accordingly, the Company has restated the affected unaudited condensed consolidated financial statements included in this Amendment. The accompanying unaudited condensed consolidated financial statements and related disclosures have been revised to reflect the proper accounting for the warrants issued to the Placement Agent as an equity issuance cost recorded as a reduction of APIC rather than as general and administrative expense. The financial statements included in this Amendment present the Company’s financial position and results of operations as restated, with appropriate disclosure of the amounts previously reported and the effects of the Restatement.

Internal Control Considerations

In connection with the Restatement, management reassessed the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2026. Management identified an additional material weakness in internal control over financial reporting, relating to the operation of its management review control over the accounting for significant and unusual transactions, and determined that the previously identified material weakness had not been fully remediated as of June 30, 2026. As a result, management has revised the conclusion in the Original Filing that the Company’s disclosure controls and procedures were effective as of June 30, 2026 and has concluded that they were not effective as of that date. Management has implemented substantial portions of its remediation plan for the previously identified material weakness and is implementing a remediation plan for the additional material weakness, which includes enhanced technical accounting review of significant and unusual transactions and defined criteria for consulting qualified external technical accounting advisors before such accounting conclusions are finalized. See Part I, Item 4. Controls and Procedures of this Amendment for additional information.

Other Information

Except for the matters described above, certain corrections to presentation and disclosure in Part I, Items 1 and 2 that do not affect the Company’s financial position, results of operations or cash flows, and the related changes necessary to reflect the Restatement, this Amendment does not amend, update or otherwise modify the Original Filing. This Amendment does not reflect events occurring after the filing date of the Original Filing, except as specifically required in connection with the Restatement. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC, including Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2026.

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
	(Unaudited)
	(Restated)
Assets
Current assets
Cash and cash equivalents	$18,009	$2,076
Restricted cash	531	589
Prepaid expenses and other current assets	1,702	779
Deferred tax asset, current	2,289	2,368
Total current assets	22,531	5,812
Deferred offering costs	—	80
Property and equipment, net	374	417
Operating lease right-of-use asset, net	703	826
Intangible assets, net	12,264	10,507
Deferred tax asset, non-current	794	817
Other assets	75	60
Total assets	$36,741	$18,519

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$371	$804
Accrued expenses	1,897	3,373
Player liabilities	778	816
Due to affiliates	2,232	1,993
Operating lease obligation, current	163	166
Total current liabilities	5,441	7,152
Other liabilities	1,148	1,084
Operating lease obligation, non-current	525	641
Total liabilities	7,114	8,877
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 10,998,049 shares and 8,485,405 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	11	8
Additional paid-in capital	57,410	32,930
Accumulated deficit	(28,632)	(24,299)
Accumulated other comprehensive income	838	1,003
Total stockholders’ equity	29,627	9,642
Total liabilities and stockholders’ equity	$36,741	$18,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
			(Restated)
Revenues, net	$2,809	$5,801	$6,175	$10,996

Operating expenses
Direct operating costs:
Related party	146	359	333	672
Other	1,044	2,522	2,115	4,756
General and administrative:
Related party	—	53	—	67
Other	3,361	2,830	6,876	6,150
Advertising and promotions:
Related party	280	205	399	907
Other	241	710	470	2,782
Product and software development:
Related party	—	—	—	—
Other	208	189	446	390
Total operating expenses	5,280	6,868	10,639	15,724
Loss from operations	(2,471)	(1,067)	(4,464)	(4,728)

Other income (expense)
Interest income (expense), net	145	(53)	191	(99)
Other (expense) income	(13)	—	(13)	(1)
Total other income (expense)	132	(53)	178	(100)

Loss before income taxes	(2,339)	(1,120)	(4,286)	(4,828)
Income tax expense	31	37	47	54
Net loss from continuing operations	$(2,370)	$(1,157)	$(4,333)	$(4,882)

Net income from discontinued operations, net of taxes	$—	$565	$—	$1,014

Net loss	$(2,370)	$(592)	$(4,333)	$(3,868)

Other comprehensive loss
Foreign currency translation adjustment	46	(80)	(165)	(32)
Comprehensive loss	$(2,324)	$(672)	$(4,498)	$(3,900)

Net income (loss) per common share:
Continuing operations	$(0.22)	$(0.14)	(0.41)	(0.58)
Discontinued operations	$—	$0.07	—	0.12
Net loss per common share – basic and diluted	$(0.22)	$(0.07)	$(0.41)	$(0.46)
Weighted average common shares outstanding – basic and diluted	10,943,272	8,408,820	10,669,024	8,402,945

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
			(Restated)	(Restated)		(Restated)
December 31, 2025	8,485,405	$8	$32,930	$(24,299)	$1,003	$9,642
Shares issued for vesting of restricted stock units	31,958	—	—	—	—	—
Share-based compensation	—	—	260	—	—	260
Warrants issued to placement agent	—	—	1,003	—	—	1,003
Shares issued for services rendered	28,910	—	—	—	—	—
Options exercised	132,136	—	316	—	—	316
Shares issued in private placement registered direct offerings, net of offering costs	2,249,649	3	22,448	—	—	22,451
Net loss	—	—	—	(1,963)	—	(1,963)
Foreign currency translation	—	—	—	—	(211)	(211)
March 31, 2026	10,928,058	$11	$56,957	$(26,262)	$792	$31,498
Shares issued for vesting of restricted stock units	73,967	—	—	—	—	—
Shares withheld for employee taxes	(3,525)	—	(19)	—	—	(19)
Share-based compensation	—	—	426	—	—	426
Shares issued for services rendered	21,930	—	—	—	—	—
Options exercised	15,528	—	46	—	—	46
Options exercised adjustment	(37,909)	—	—	—	—	—
Net loss	—	—	—	(2,370)	—	(2,370)
Foreign currency translation	—	—	—	—	46	46
June 30, 2026	10,998,049	$11	$57,410	$(28,632)	$838	$29,627

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801
Shares issued for vesting of restricted stock units	85,325	—	—	—	—	—
Share-based compensation	—	—	500	—	—	500
Net loss	—	—	—	(592)	—	(592)
Foreign currency translation	—	—	—	—	(80)	(80)
June 30, 2025	8,460,675	$8	$32,365	$(31,011)	$1,267	$2,629

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash flows from operating activities	(Restated)
Net loss	$(4,333)	$(3,868)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	140	160
Non-cash interest expense	30	103
Non-cash lease expense	51	96
Share-based compensation	686	809
Changes in operating assets and liabilities:
Due from affiliates	—	479
Prepaid expenses and other current assets	(933)	600
Other assets	(1)	—
Accounts payable	(432)	(926)
Accrued expenses	(1,402)	(459)
Player liabilities	(16)	246
Due to affiliates	258	(1,669)
Operating lease liabilities	(47)	(73)
Deferred offerings costs	79	—
Other liabilities	47	54
Net cash used in operating activities	(5,873)	(4,448)
Cash flows from investing activities
Investment in capitalized software and licenses	(1,873)	(278)
Purchase of property and equipment	(3)	(18)
Net cash used in investing activities	(1,876)	(296)
Cash flows from financing activities
Settlement of affiliated debt	—	(90)
Proceeds from placement and registered direct offerings	23,454	—
Proceeds from exercised options	362	—
Net cash provided by (used in) financing activities	23,816	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(192)	496
Net change in cash, cash equivalents, and restricted cash	15,875	(4,338)
Cash, cash equivalents, and restricted cash – beginning of period	2,665	7,954
Cash, cash equivalents, and restricted cash – end of period	$18,540	$3,616

Non-cash financing activities:
Warrants issued for equity offering costs	$1,003	$—

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 — Net INCOME (loss) per share

The computation of net income (loss) per common share and the weighted average common shares outstanding for the three and six months ended June 30, 2026 and 2025, is summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic			(Restated)
Net loss from continuing operations	$(2,370)	$(1,157)	$(4,333)	$(4,882)
Net income from discontinued operations, net of taxes	$—	$565	$—	$1,014
Weighted average number of shares used in computing net income (loss) per share – basic and diluted	10,943,272	8,408,820	10,669,024	8,402,945
Net loss per share from continuing operations - basic and diluted	$(0.22)	$(0.14)	$(0.41)	$(0.58)
Net income per share from discontinued operations - basic and diluted	$—	$0.07	$—	$0.12
Net loss per share - basic and diluted	$(0.22)	$(0.07)	$(0.41)	$(0.46)

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Stock options	802,448	848,854	802,448	848,854
Restricted stock units	380,847	183,775	380,847	183,775
Warrants	141,297	101,672	141,297	101,672
	1,324,592	1,134,301	1,324,592	1,134,301

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

A summary of option activity for the six months ended June 30, 2026, and the year ended December 31, 2025, is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - January 1, 2025	938,453	$5.08	9.20
Granted	727,901	$1.21	9.41
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(698,754)	$4.88	—
Outstanding - December 31, 2025	967,600	$3.14	8.58
Granted	125,000	$2.91	9.61
Exercised	(109,755)	$3.27	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(180,397)	$2.37	—
Outstanding - June 30, 2026	802,448	$3.24	8.45
Exercisable - June 30, 2026	298,394	$4.23	7.39

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

A summary of restricted stock units (“RSUs”) activity for the six months ended June 30, 2026, and the year ended December 31, 2025, is presented below:

	Number of Units	Weighted Average Grant Date FV
RSUs outstanding at January 1, 2025	255,716	$4.13
Granted	247,091	$2.60
Vested	(134,522)	$3.61
Forfeited	(217,138)	$5.51
RSUs outstanding at December 31, 2025	151,147	$2.66
Granted	344,600	$3.85
Vested	(102,400)	$3.51
Forfeited	(12,500)	$2.19
RSUs outstanding at June 30, 2026	380,847	$3.53

The total fair value of RSUs vested during the six months ended June 30, 2026 and 2025, was $359 thousand and $403 thousand, respectively.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$313	$273	$471	$354
Total	$313	$273	$471	$354

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

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense (benefit) of $47 thousand and $54 thousand for the six months ended June 30, 2026 and 2025, respectively. The effective tax rates for the six months ended June 30, 2026 and 2025, were (1.10)% and (1.42)%. The difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was due to a valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of June 30, 2026 or December 31, 2025.

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

ADJUSTED EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Revenues	$2,809	$5,801	$6,175	$10,996
Net loss from continuing operations	(2,370)	(1,157)	(4,333)	(4,882)
Net income from discontinued operations, net of taxes	—	565	—	1,014

Add back items:
Stock-based compensation expense (1)	407	500	667	809
Depreciation and amortization (2)	72	90	140	160
Interest expense, net	(145)	53	(191)	99
Income tax	31	37	47	54
Foreign exchange transaction loss	107	151	180	329
Other (3)	75	128	385	256
Adjusted EBITDA	$(1,823)	$(198)	$(3,105)	$(3,175)

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

The sale of the Casino Room Domain represents a strategic shift for the Company. Revenue from discontinued operations of $2.7 million and net income from discontinued operations of $1.0 million were recorded in net income from discontinued operations in the unaudited condensed consolidated statement of operations for the six months ended June 30, 2025. There were no assets and liabilities related to the Casino Room Domain in the balance sheets as of June 30, 2026 and December 31, 2025.

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

NOTE 18 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

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

The Company previously recognized the grant-date fair value of the warrants as general and administrative expense during the three months ended March 31, 2026 and was also reflected in the six months ended June 30, 2026. The Company subsequently determined that the warrant-related cost represented an equity issuance cost directly attributable to the equity offering and should have been recorded as a reduction of additional paid-in capital (“APIC”) rather than as general and administrative expense.

The error resulted in an overstatement of general and administrative expense and net loss and an overstatement of APIC and accumulated deficit in the Company’s previously issued unaudited condensed consolidated financial statements included in the Company’s Forms 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026. The correction has no impact on the Company’s revenue, cash and cash equivalents, total assets, total stockholders’ equity or net cash flows used in operating activities, or on the Company’s results of operations for the three months ended June 30, 2026. Management evaluated the error and determined that it was material to the Company’s previously issued unaudited condensed consolidated financial statements for the affected periods. Accordingly, the affected previously issued financial statements should no longer be relied upon and are being restated to correct the error.

HIGH ROLLER TECHNOLoGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

The following tables present the effects of the restatement on the Company’s previously issued unaudited condensed consolidated financial statements for the periods indicated.

Restated Condensed Consolidated Statement of Operations

Six Months Ended June 30, 2026
(in thousands, except per-share amounts)

	As Previously Reported	Adjustment	As Restated
General and administrative expense	$7,879	$(1,003)	$6,876
Total operating expenses	11,642	(1,003)	10,639
Loss from operations	(5,467)	1,003	(4,464)
Loss before income taxes	(5,289)	1,003	(4,286)
Net loss	(5,336)	1,003	(4,333)
Basic and diluted net loss per share	$(0.50)	$0.09	$(0.41)

Under IRC §263(a), placement agent warrant costs are treated as nondeductible stock issuance costs and therefore reduce equity rather than creating a tax deduction or deferred tax asset. The Company had already treated the warrant fair value as a permanent non-deductible item in its tax provision, so reclassifying the amount from expense to APIC does not change taxable income, NOLs, deferred tax assets, or cash taxes. Consolidated tax expense remains unchanged. The correction had no income tax effect in any period presented (ASC 250-10-50-8 and 50-9).

Restated Condensed Consolidated Balance Sheet

June 30, 2026

(in thousands)

	As Previously Reported	Adjustment	As Restated
Additional paid-in capital	$58,413	$(1,003)	$57,410
Accumulated deficit	(29,635)	1,003	(28,632)
Total stockholders' equity	$29,627	-	$29,627

Restated Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2026 — $ in thousands

	Additional Paid-in Capital			Accumulated Deficit			Total Stockholders' Equity
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Balance as of December 31, 2025	$32,930	-	$32,930	$(24,299)	-	$(24,299)	$9,642	-	$9,642
Shares issued in private placement registered direct offerings	23,451	(1,003)	22,448	-	-	-	23,454	(1,003)	22,451
Share-based compensation	1,263	(1,003)	260	-	-	-	1,263	(1,003)	260
Warrants issued to placement agent	$-	1,003	1,003	-	-	-	-	1,003	1,003
Net loss	-	-	-	(2,966)	1,003	(1,963)	(2,966)	1,003	(1,963)
Balance as of March 31, 2026	$57,960	(1,003)	$56,957	$(27,265)	1,003	$(26,262)	$31,498	-	$31,498
Balance as of June 30, 2026	$58,413	(1,003)	$57,410	$(29,635)	1,003	$(28,632)	$29,627	-	$29,627

Restated Condensed Consolidated Statement of Cash Flows

Six Months Ended June 30, 2026 (in thousands)

	As Reported	Adjustment	As Restated
Cash flows from operating activities:

Net loss	$(5,336)	1,003	$(4,333)
Warrant expense	1,003	(1,003)	-
Net cash used in operating activities:	$(5,873)	$-	$(5,873)
Non-cash financing activities:
Warrants issued for equity offering costs	-	1,003	1,003

HIGH ROLLER TECHNOLoGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

note 19 — Subsequent events

The Company has evaluated subsequent events occurring after June 30, 2026 through August 11, 2026, the date these unaudited condensed consolidated financial statements were originally issued. Based on this evaluation, the Company did not identify any subsequent events that would have required adjustment to, or disclosure in, these unaudited condensed consolidated financial statements.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
			(Restated)
Revenues, net	$2,809	$5,801	$6,175	$10,996

Operating expenses
Direct operating costs:
Related party	146	359	333	672
Other	1,044	2,522	2,115	4,756
General and administrative:
Related party	—	53	—	67
Other	3,361	2,830	6,876	6,150
Advertising and promotions:
Related party	280	205	399	907
Other	241	710	470	2,782
Product and software development:
Related party	—	—	—	—
Other	208	189	446	390
Total operating expenses	5,280	6,868	10,639	15,724
Loss from operations	(2,471)	(1,067)	(4,464)	(4,728)

Other expenses
Interest expense, net	145	(53)	191	(99)
Other (expense) income	(13)	—	(13)	(1)
Total other expenses	132	(53)	178	(100)

Loss before income taxes	(2,339)	(1,120)	(4,286)	(4,828)
Income tax expense	31	37	47	54
Net loss from continuing operations	$(2,370)	$(1,157)	$(4,333)	$(4,882)

Net income from discontinued operations, net of taxes	$—	$565	$—	$1,014

Net loss	$(2,370)	$(592)	$(4,333)	$(3,868)

Other comprehensive loss
Foreign currency translation adjustment	46	(80)	(165)	(32)
Comprehensive loss	$(2,324)	$(672)	$(4,498)	$(3,900)

Net loss per common share:
Net loss per common share – basic and diluted	$(0.22)	$(0.07)	$(0.41)	$(0.46)
Weighted average common shares outstanding – basic and diluted	10,943,272	8,408,820	10,669,024	8,402,945

FINANCIAL HIGHLIGHTS AND TRENDS

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(amounts in thousands, except per share amounts)	2026	2025	2026	2025
			(Restated)
Revenues	$2,809	$5,801	$6,175	$10,996
Net loss from continuing operations	(2,370)	(1,157)	(4,333)	(4,882)
Adjusted EBITDA (1)	(1,823)	(198)	(3,105)	(3,175)
Basic and diluted loss per share from continuing operations	(0.22)	(0.14)	(0.41)	(0.58)
Adjusted loss per share (2)	(0.17)	(0.02)	(0.29)	(0.38)

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

ADJUSTED EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net loss, which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2026	2025	2026	2025
			(Restated)
Revenues	$2,809	$5,801	$6,175	$10,996
Net loss from continuing operations	(2,370)	(1,157)	(4,333)	(4,882)

Add back items:
Stock-based compensation expense (1)	407	500	667	809
Depreciation and amortization (2)	72	90	140	160
Interest expense, net	(145)	53	(191)	99
Income tax	31	37	47	54
Foreign exchange transaction loss	107	151	180	329
Other (3)	75	128	385	256
Adjusted EBITDA	$(1,823)	$(198)	$(3,105)	$(3,175)
Adjusted EBITDA margin	(64.90)%	(3.41)%	(50.28)%	(28.87)%
Adjusted loss per share	(0.17)	(0.02)	(0.29)	(0.38)

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

GENERAL AND ADMINISTRATIVE

Total general and administrative expenses were $6.9 million for the six months ended June 30, 2026, as compared to $6.2 million for the six months ended June 30, 2025.

General and administrative expenses (other) increased by $0.7 million or 11.8%, to $6.9 million for the six months ended June 30, 2026, as compared to $6.2 million for the six months ended June 30, 2025. The increase was primarily driven by higher spend preparing for entrance in the prediction market.

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

LOSS FROM OPERATIONS

Loss from operations was $4.5 million for the six months ended June 30, 2026, as compared to a loss of $4.7 million for the six months ended June 30, 2025, primarily due to the Company optimizing the marketing strategy and cost saving initiatives reflecting in a reduction in direct costs, partially offset by investment into the planned entry into the prediction market vertical.

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

LOSS BEFORE INCOME TAXES

Loss before income taxes was $4.3 million for the six months ended June 30, 2026, as compared to loss before income taxes of $4.8 million for the six months ended June 30, 2025.

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

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations was $4.3 million for the six months ended June 30, 2026, as compared to net loss from continuing operations of $4.9 million for the six months ended June 30, 2025.

Net loss from continuing operations was $2.4 million for the three months ended June 30, 2026, as compared to net loss from continuing operations of $1.2 million for the three months ended June 30, 2025.

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

We had $18.0 million in cash and cash equivalents as of June 30, 2026 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the six months ended June 30, 2026 we had net loss of $4.3 million and had net cash used in operations of $5.9 million. As of June 30, 2026, we had an accumulated deficit of $28.6 million and working capital of $14.8 million.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

As of June 30, 2026, the end of the period covered by this Form 10-Q/A, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in internal control over financial reporting described below. This conclusion revises the conclusion reported in the Original Filing that the Company’s disclosure controls and procedures were effective as of June 30, 2026.

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

In connection with the Restatement, management reassessed the conclusion in the Original Filing that this material weakness had been remediated and determined that, as of June 30, 2026, the previously identified material weakness had not been fully remediated.

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

As a result, the Company incorrectly recognized approximately $1.0 million representing the grant-date fair value of the warrants as general and administrative expense rather than as an equity issuance cost recorded as a reduction of additional paid-in capital. The error resulted in a material misstatement of the Company’s previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and the six months ended June 30, 2026 and resulted in the restatement of those financial statements.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the ongoing remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In fiscal year 2022, management identified deficiencies in our internal processes for preparing our consolidated financial statements that, in the aggregate, constituted a material weakness in our internal control over financial reporting. In addition, in connection with the restatement of our unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2026  described in Note 18 to the unaudited condensed consolidated financial statements included in this Amendment No. 1 to our Quarterly Report on Form 10-Q, management identified an additional material weakness. This weakness relates to the operation of management’s review control over the accounting for significant and unusual transactions. As a result of these material weaknesses, management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of June 30, 2026.

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