Form 10-Q
period 2026-09-30
High Roller Technologies, Inc.
filed 2026-11-13
CIK 1947210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 11,043,795 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

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

iii

PART I. FINANCIAL INFORMATION

Item 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of	As of
	September 30,	December 31,
(in thousands, except share and per share data)	2026	2025
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$13,392	$2,076
Restricted cash	428	589
Prepaid expenses and other current assets (including $333 and $0 with a related party, respectively)	2,192	779
Deferred tax asset, current	—	2,368
Total current assets	16,012	5,812
Non-current assets
Deferred offering costs	—	80
Property and equipment, net	336	417
Operating lease right-of-use asset, net	648	826
Intangible assets, net	13,879	10,507
Deferred tax asset, non-current	3,064	817
Other assets	99	60
Total assets	$34,038	$18,519

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$643	$804
Accrued expenses	1,797	3,373
Player liabilities	779	816
Due to affiliates	1,604	1,993
Operating lease obligation, current	224	166
Total current liabilities	5,047	7,152
Other liabilities	1,237	1,084
Operating lease obligation, non-current	469	641
Total liabilities	6,753	8,877
Stockholders’ equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value; 60,000,000 shares authorized; 10,994,564 shares and 8,485,405 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	11	8
Additional paid-in capital	57,878	32,930
Accumulated deficit	(31,412)	(24,299)
Accumulated other comprehensive income	808	1,003
Total stockholders’ equity	27,285	9,642
Total liabilities and stockholders’ equity	$34,038	$18,519

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Revenues, net	$2,395	$4,858	$8,570	$15,803

Operating expenses
Direct operating costs:
Related party	97	258	430	879
Other	711	1,725	2,826	6,482
General and administrative:
Related party	—	2	—	132
Other	3,050	2,816	9,927	8,967
Advertising and promotions:
Related party	541	92	940	935
Other	468	456	938	3,238
Product and software development:
Related party	—	—	—	—
Other	247	212	693	602
Total operating expenses	5,114	5,561	15,754	21,235
Loss from operations	(2,719)	(703)	(7,184)	(5,432)

Other income (expense)
Interest income (expense), net	115	(55)	307	(154)
Other income (expense)	8	—	(5)	(1)
Total other income (expense)	123	(55)	302	(155)

Loss before income taxes	(2,596)	(758)	(6,882)	(5,587)
Income tax expense (benefit)	184	(3,641)	231	(3,588)
Net income (loss) from continuing operations	$(2,780)	$2,883	$(7,113)	$(1,999)

Net income from discontinued operations, net of taxes	$—	$784	$—	$1,798

Net income (loss)	$(2,780)	$3,667	$(7,113)	$(201)

Other comprehensive loss
Foreign currency translation adjustment	(30)	(50)	(195)	(82)
Comprehensive income (loss)	$(2,810)	$3,617	$(7,308)	$(283)

Net income (loss) per common share – basic:
Continuing operations	$(0.25)	$0.34	$(0.66)	$(0.24)
Discontinued operations	$—	$0.09	$—	$0.21
Net income (loss) per common share – basic	$(0.25)	$0.43	$(0.66)	$(0.02)
Net income (loss) per common share – diluted:
Continuing operations	$(0.25)	$0.31	$(0.66)	$(0.24)
Discontinued operations	$—	$0.08	$—	$0.21
Net income (loss) per common share – diluted	$(0.25)	$0.39	$(0.66)	$(0.02)
Weighted average common shares outstanding – basic	11,002,788	8,467,841	10,782,481	8,424,869
Weighted average common shares outstanding – diluted	11,002,788	9,352,863	10,782,481	8,424,869

Per share amounts may not sum due to rounding.

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
(in thousands, except shares)	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity

December 31, 2025	8,485,405	$8	$32,930	$(24,299)	$1,003	$9,642
Shares issued for vesting of restricted stock units	31,958	—	—	—	—	—
Share-based compensation (as restated)	—	—	260	—	—	260
Warrants issued to placement agent (as restated)	—	—	1,003	—	—	1,003
Cashless exercise of warrants	28,910	—	—	—	—	—
Options exercised	132,136	—	316	—	—	316
Shares issued in private placement registered direct offerings, net of offering costs (as restated)	2,249,649	3	22,448	—	—	22,451
Net loss (as restated)	—	—	—	(1,963)	—	(1,963)
Foreign currency translation	—	—	—	—	(211)	(211)
March 31, 2026 (as restated)	10,928,058	$11	$56,957	$(26,262)	$792	$31,498
Shares issued for vesting of restricted stock units	73,967	—	—	—	—	—
Shares withheld for employee taxes	(3,525)	—	(19)	—	—	(19)
Share-based compensation	—	—	426	—	—	426
Shares issued for services rendered	21,930	—	—	—	—	—
Options exercised	15,528	—	46	—	—	46
Options exercised adjustment	(37,909)	—	—	—	—	—
Net loss	—	—	—	(2,370)	—	(2,370)
Foreign currency translation	—	—	—	—	46	46
June 30, 2026 (as restated)	10,998,049	$11	$57,410	$(28,632)	$838	$29,627
Shares issued for vesting of restricted stock units	1,750	—	—	—	—	—
Share-based compensation	—	—	421	—	—	421
Shares issued for services - prepaid services	—	—	36	—	—	36
Options exercised	—	—	11	—	—	11
Adjustment to shares outstanding	(5,235)	—	—	—	—	—
Net loss	—	—	—	(2,780)	—	(2,780)
Foreign currency translation	—	—	—	—	(30)	(30)
September 30, 2026	10,994,564	$11	$57,878	$(31,412)	$808	$27,285

December 31, 2024	8,350,882	$8	$31,557	$(27,143)	$1,299	$5,721
Shares issued for vesting of restricted stock units	24,468	—	—	—	—	—
Share-based compensation	—	—	308	—	—	308
Net loss	—	—	—	(3,276)	—	(3,276)
Foreign currency translation	—	—	—	—	48	48
March 31, 2025	8,375,350	$8	$31,865	$(30,419)	$1,347	$2,801
Shares issued for vesting of restricted stock units	85,325	—	—	—	—	—
Share-based compensation	—	—	500	—	—	500
Net loss	—	—	—	(592)	—	(592)
Foreign currency translation	—	—	—	—	(80)	(80)
June 30, 2025	8,460,675	$8	$32,365	$(31,011)	$1,267	$2,629
Shares issued for vesting of restricted stock units	12,628	—	—	—	—	—
Share-based compensation	—	—	333	—	—	333
Net income	—	—	—	3,667	—	3,667
Foreign currency translation	—	—	—	—	(50)	(50)
September 30, 2025	8,473,303	$8	$32,698	$(27,344)	$1,217	$6,579

Amounts labeled “as restated” reflect the restatement described in Note 2 – Restatement of Previously Issued Unaudited Interim Financial Statements.

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
(in thousands)	2026	2025
Cash flows from operating activities
Net loss	$(7,113)	$(201)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	239	257
Non-cash interest expense	40	158
Non-cash lease expense	153	147
Share-based compensation	1,107	1,142
Foreign exchange (gain) loss	(6)	—
Change in deferred taxes	(4)	(3,642)
Changes in operating assets and liabilities:
Due from affiliates	—	456
Prepaid expenses and other current assets	(1,388)	453
Other assets	(25)	(9)
Accounts payable	(98)	(830)
Accrued expenses	(1,418)	(1,201)
Player liabilities	(10)	110
Due to affiliates	(357)	(1,306)
Operating lease liabilities	(152)	(114)
Other liabilities	153	54
Net cash used in operating activities	(8,879)	(4,526)
Cash flows from investing activities
Investment in capitalized software and licenses	(3,578)	(450)
Purchase of property and equipment	(12)	(30)
Net cash used in investing activities	(3,590)	(480)
Cash flows from financing activities
Settlement of affiliated debt	—	(90)
Proceeds from private placement and registered direct offering, net of offering costs	23,454	—
Proceeds from exercised options	373	—
Net cash provided by (used in) financing activities	23,827	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	640
Net change in cash, cash equivalents, and restricted cash	11,155	(4,456)
Cash, cash equivalents, and restricted cash – beginning of period	2,665	7,954
Cash, cash equivalents, and restricted cash – end of period	$13,820	$3,498

Non-cash financing activities:
Warrants issued for equity offering costs	1,003	—
Common stock issued for prepaid services	36	—

See accompanying notes to the condensed consolidated financial statements (unaudited).

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1 — Nature of operations

High Roller Technologies, Inc. (the “Company” or “High Roller”) was incorporated in Delaware on December 21, 2021 and operates an online gaming business offering casino games to customers worldwide under the HighRoller.com, Fruta.com and Kassuuu.com domain names. High Roller was granted a guaranteed introducing broker license on June 24, 2026, to operate in the regulated US prediction markets under its wholly owned subsidiary ROLR US LLC, utilizing its ROLR brand.

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

•         Interstellar Entertainment N.V.

On February 15, 2024, Interstellar Entertainment N.V. was incorporated in Curacao. Interstellar Entertainment N.V. held a Curacao gaming license, which it surrendered in late 2025, and has no gaming operations.

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

•         Happy Hour Solutions Limited

On December 31, 2025, the Company acquired Happy Hour Solutions Limited, a Cyprus company. Happy Hour Solutions Limited holds the Company’s Estonian Gaming License and operates the HighRoller.com, Fruta.com and Kassuuu.com brands.

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

•         Overstory LLC

On September 9, 2026, the Company dissolved its Wyoming Limited Liability Company “Overstory LLC”. The LLC had no operations.

•         HR Entertainment Solutions Ltd.

On April 5, 2026, the Company dissolved HR Entertainment Solutions Ltd., which had no operations.

DISCONTINUED OPERATIONS

On December 31, 2025, the Company agreed to assign and transfer to Happy Hour Entertainment Holdings LTD. the domain name www. casinoroom.com and all variations and extensions of the “Casino Room Domain”. In exchange for the Casino Room Domain, the Company received 100% of the issued and allotted share capital of Happy Hour Solutions Limited, which holds a valid remote gambling license issued by the Estonian Tax and Customs Board. The disposal of the Casino Room Domain represents a strategic shift for the Company. The operating results associated with the Casino Room Domain were reported as net income from discontinued operations in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2025.

MATERIAL TRANSACTIONS

Private Placement

On January 8, 2026, the Company entered into a stock purchase agreement with an accredited investor, pursuant to which the Company sold and issued to the investor an aggregate of 357,143 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $2.80 per share in a private placement. The private placement closed on January 12, 2026. The aggregate gross proceeds from the private placement were $1.0 million.

Registered Direct Offering

On January 19, 2026, the Company entered into a placement agent agreement with ThinkEquity LLC, pursuant to which the Company sold and issued directly to several investors, in a registered direct offering an aggregate of 1,892,506 shares of Common Stock, at an offering price of $13.21 per share. The aggregate gross proceeds from the registered direct offering were $25.0 million. There were certain issuance costs related to the offering totaling approximately $3.5 million which includes approximately $1.0 million in relation to 94,625 warrants issued with an exercise price of $16.5125 and a five year term.

Entry into a Material Definitive Agreement

On April 14, 2026, the Company entered into a Mutual Collaboration Agreement (the "Collaboration Agreement") with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.Pursuant to the Collaboration Agreement, the Company serves as a guaranteed introducing broker for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class (the "Predictions Contracts") on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions.

Grant of Regulatory License

On June 24, 2026, ROLR US LLC ("ROLR"), a wholly owned subsidiary of the Company was awarded a Guaranteed Introducing Broker license by the National Futures Association. This license allows ROLR to operate its prediction markets business. ROLR's introducing broker operations are guaranteed by OG Markets US, Inc. (formerly known as Foris DAX Markets, Inc.), doing business as Crypto.com FCM, which will carry customer accounts introduced through the ROLR platform and provide transaction processing, custody, and related regulatory infrastructure.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 2 — Summary of significant accounting policIes

The Company’s complete accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes for the year ended December 31, 2025 included in the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 10, 2026. Since December 31, 2025, there have been no material changes to the Company’s significant accounting policies, other than the early adoption of ASU 2025-06 described under Recently Adopted Accounting Pronouncements below.

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

RESTATEMENT OF PREVIOUSLY ISSUED UNAUDITED INTERIM FINANCIAL STATEMENTS

As described in Amendment No. 1 to the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2026 and June 30, 2026, filed with the SEC on October 16, 2026, the Company restated its unaudited condensed consolidated financial statements for those periods to correct the accounting for warrants to purchase 94,625 shares of common stock issued to the placement agent in the January 2026 registered direct offering. The $1.0 million grant-date fair value of the warrants, previously recognized in general and administrative expense in the first quarter of 2026, is an offering cost and has been recorded as a reduction of additional paid-in capital. The correction reduced net loss for the three months ended March 31, 2026 by $1.0 million, to $2.0 million ($0.19 per share) from $3.0 million ($0.29 per share), and for the six months ended June 30, 2026 by $1.0 million, to $4.3 million ($0.41 per share) from $5.3 million ($0.50 per share). It had no effect on the three months ended June 30, 2026, total stockholders’ equity or cash flows. The amounts for the nine months ended September 30, 2026 reflect the restated amounts.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform with the current period presentation. Compared with the amounts reported in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, (i) the results of the Casino Room Domain are presented as discontinued operations (see Note 17), and (ii) personnel costs previously allocated to advertising and promotions and to product and software development are presented in general and administrative expenses, which increased general and administrative expenses by $0.4 million and $1.4 million, and decreased advertising and promotions by $0.3 million and $0.9 million and product and software development by $0.1 million and $0.5 million, for the three and nine months ended September 30, 2025, respectively. In addition, $0.1 million of related party costs for the nine months ended September 30, 2025 were reclassified from advertising and promotions (related party) to general and administrative (related party). These reclassifications had no effect on net income (loss), net income (loss) per share, stockholders’ equity or cash flows.

RiskS and Uncertainties

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, realization of intangible assets, share-based compensation, accrued jackpots, the realization of deferred tax assets, and going concern assessment.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company’s long-lived assets consist of property and equipment, operating lease right-of-use assets and capitalized internal-use software. The Company evaluates long-lived assets for indicators of impairment at least annually or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the long-lived asset is used and the effects of obsolescence, demand, competition and other economic factors. If indicators of impairment are identified, the Company performs an undiscounted cash flow analysis of the long-lived assets. Asset groups are written down only to the extent that their carrying value exceeds their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant.

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

To test indefinite-lived intangible assets for impairment, the Company first assesses the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If the Company determines that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is performed. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, changes in projected future cash flows, the Company’s market capitalization and the use of its domain names and licenses. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows.

The Company performed its most recent annual impairment test of the Estonia gaming license and the HighRoller domain name as of December 31, 2025 and concluded that their fair values, determined using a discounted cash flow analysis, substantially exceeded their carrying values. During the nine months ended September 30, 2026, the Company assessed whether events or changes in circumstances indicated that it was more likely than not that its indefinite-lived intangible assets were impaired and concluded that no interim impairment test was required. The Company did not have any impairment of indefinite-lived intangible assets during the nine months ended September 30, 2026 and 2025.

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

Foreign currency exchange risk is the risk that the Company’s results of operations and/or financial condition could be impacted by unfavorable changes in exchange rates. The Company has transactions denominated in currencies other than the U.S. Dollar, principally the Euro but also other foreign currencies including Norwegian Krone, New Zealand Dollar and Canadian Dollar, that expose the Company’s operations to risk from the effects of exchange rate movements. Such movements may impact future revenues, expenses, and cash flows. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining other comprehensive income. Changes in the value of the Company’s cash balance due to fluctuations in foreign exchange rate are presented in the unaudited condensed consolidated statements of cash flows as effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash. As of September 30, 2026 and December 31, 2025, 10% and 99%, respectively, of the Company’s cash, cash equivalents and restricted cash reside in bank accounts located outside of the United States. The Company’s primary foreign currency exchange risk occurs between the time when other foreign currencies are exchanged for wagering on the Platform, and when those funds are settled to the Company in Euro. The relatively stable status of the Euro reduces but does not eliminate the Company’s exposure to foreign currency exchange risk. In addition, gains and losses related to translating certain cash balances from the Euro to the U.S. Dollar, as well as payable balances also impact net income. As the Company’s foreign operations expand, results may be impacted further by fluctuations in the exchange rates of the currencies in which the Company does business. The Company has not used any derivative financial instruments to manage its foreign currency exchange risk exposure.

In most of the Company’s operations, the Company transacts primarily in the Euro, including wagered amounts, net revenue, revenue share, and employee-related compensation costs. Operating arrangements with payment service providers who convert player funds to the Euro from other currencies, for example the Canadian Dollar, could further negatively impact foreign currency exchange risk if the exchange spot rates used are unfavorable as compared to European Central Bank exchange rates. Foreign currency gains and losses arising from transactions denominated in currencies other than the functional currency are included in net income (loss) and are included within general and administrative expenses. For the three months ended September 30, 2026 and 2025, the Company incurred foreign currency transaction losses of $0.10 million and $0.09 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company incurred foreign currency transaction losses of $0.3 million and $0.4 million, respectively.

The effects of foreign currency translation adjustments are included in stockholders’ equity as a component of accumulated other comprehensive income in the accompanying unaudited condensed consolidated balance sheets. Foreign currency fluctuations between the functional and reporting currency can significantly impact the currency translation adjustment component of accumulated other comprehensive income.

Credit Risk

The Company’s credit risk arises from cash and cash equivalents, and restricted cash and deposits with banks and other financial institutions. The Company maintains balances in banks in the United States and outside of the United States, primarily within the European Union. For funds held within the United States, the Federal Deposit Insurance Corporation insures $250 thousand per depositor per FDIC insured bank. At September 30, 2026, the Company’s cash balances held in the United States exceeded the $250 thousand FDIC insurance limit. For funds held within the European Union, national deposit guarantee schemes insure up to €100 thousand per depositor per bank. The Company has such funds in Finland, Ireland, Lithuania, Malta and Denmark, and also holds funds in Switzerland and the United Kingdom, which are covered by local deposit protection schemes up to local limits. The Company mitigates potential cash risk by diversifying bank accounts with insured banking institutions within the United States and European Union. Furthermore, the Company maintains cash in payment service provider accounts and other such financial institutions that may or may not be protected under the previously mentioned insurance schemes. The Company mitigates this potential risk by drawing down funds and transferring them to insured bank accounts on a regular basis. Any loss incurred or lack of access to such funds could have an adverse impact on the Company’s financial condition, results of operations and cash flows.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

RECENTLY ADOPTED Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This update removes the legacy, prescriptive project-stage model for internal-use software capitalization. Instead, it introduces a single, principles-based framework applicable to both linear and nonlinear development methodologies. The Company has early adopted the standard effective January 1, 2026, on a prospective basis. The adoption did not have a material effect on the Company’s unaudited condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure in the notes to the financial statements of specified information about certain costs and expenses, including employee compensation, depreciation and intangible asset amortization included in each relevant expense caption. ASU No. 2025-01, issued in January 2025, clarified that ASU 2024-03 is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of these ASUs on its disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the interim reporting guidance in Topic 270, including a list of the disclosures required in interim reporting periods and a principle that requires disclosure of events since the end of the last annual reporting period that have a material impact on the entity. The ASU is effective for public business entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, and for all other entities for interim reporting periods within annual reporting periods beginning after December 15, 2028. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its interim disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

Note 3 — Revenue

The components of disaggregated revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net gaming revenue	$2,395	$4,865	$8,564	$15,844
Net revenue generated through non-core services	—	1,416	6	4,144
Discontinued operations	—	(1,423)	—	(4,185)
Total revenue	$2,395	$4,858	$8,570	$15,803

All the Company’s revenue generated through non-core services can be attributed to Sweden. The Company’s net gaming revenue by country for those with significant revenue for the three and nine months ended September 30, 2026 and 2025 is summarized as follows:

	Three Months Ended September 30,
(in thousands)	2026		2025
Finland	$1,618	67%	$2,686	56%
New Zealand	522	22%	1,213	25%
Norway	—	—%	267	5%
Canada	208	9%	595	12%
Rest of world	47	2%	104	2%
Total net gaming revenue	$2,395	100%	$4,865	100%

	Nine Months Ended September 30,
(in thousands)	2026		2025
Finland	$5,543	65%	$9,043	57%
New Zealand	1,892	22%	3,575	23%
Norway	—	—%	997	6%
Canada	1,019	12%	1,681	11%
Rest of world	110	1%	548	3%
Total net gaming revenue	$8,564	100%	$15,844	100%

As of September 30, 2026 and December 31, 2025, the Company did not record any contract assets or liabilities.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 4 — Cash and cash equivalents

The following table reconciles cash and cash equivalents, and restricted cash in the unaudited condensed consolidated balance sheets to the totals shown on the unaudited condensed consolidated statements of cash flows as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents	$13,392	$2,076
Restricted cash	428	589
Total cash and cash equivalents, and restricted cash	$13,820	$2,665

The following table presents cash and cash equivalents, and restricted cash held in accounts in each country (translated into USD) as of September 30, 2026 and December 31, 2025:

	September 30,	December 31,
(in thousands)	2026	2025
Cash and cash equivalents:
United States	$12,420	$31
Malta	491	1,118
Finland	101	182
Switzerland	56	91
Lithuania	156	221
United Kingdom	21	89
Ireland	105	—
Other	42	344
Restricted cash
United Kingdom	211	255
Denmark	92	159
Malta	119	175
Other	6	—
Total cash and cash equivalents, and restricted cash	$13,820	$2,665

Note 5 — Prepaid expenses and other current assets

Prepaid expenses and other current assets at September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Payment provider receivables	$129	$46
VAT recoverable	162	116
Prepaid insurance	—	206
Prepaid marketing services - related party	333	—
Other prepaids	1,568	411
Total prepaid and other current assets	$2,192	$779

Note 6 — Intangible assets, Net

Intangible assets, net at September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30, 2026
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment Amount	Net Carrying Amount
Capitalized license	Indefinite	$5,263	$—	$—	$5,263
Domain name	Indefinite	5,413	—	—	5,413
Capitalized software	5	3,970	(779)	—	3,191
Trademarks	Indefinite	12	—	—	12
		$14,658	$(779)	$—	$13,879

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

Trademarks, licenses and domain names have no amortization as the Company recognizes these identified intangibles assets as having an indefinite useful life. The Company considered various economic and competitive factors, including but not limited to, the life of trademarks and licenses that have been in existence with trademarks generally in the casino industry. The Company expects to generate cash flows from these intangible assets for an indefinite period of time. The Company’s trademarks, licenses and domain names are located in Europe and the US. There was no impairment during the three and nine months ended September 30, 2026 and 2025.

For the nine months ended September 30, 2026 and 2025, the Company capitalized costs of $2.78 million and $0.45 million incurred with respect to internal-use software, respectively. The Company recorded $0.05 million and $0.08 million in amortization expense on internal-use software for the three months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recorded $0.2 million and $0.2 million in amortization expense on internal-use software for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 7 — Property and equipment

Property and equipment at September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Machinery, furniture, and equipment	$314	$312
Leasehold improvements	214	222
	528	534
Less: accumulated depreciation	(192)	(117)
Total property and equipment, net	$336	$417

The Company recorded depreciation expense on property and equipment of $46 thousand and $15 thousand for the three months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations. The Company recorded depreciation expense on property and equipment of $77 thousand and $43 thousand for the nine months ended September 30, 2026 and 2025, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 8 — Accrued expenses

Accrued Expenses at September 30, 2026 and December 31, 2025, are summarized as follows:

	September 30,	December 31,
(in thousands)	2026	2025
VAT and other non income tax liabilities	$589	$910
Accrued expenses	753	763
Accrued marketing	102	737
Accrued licensing fee	110	585
Accrued payroll	152	53
Income tax payable	—	63
Accrued deferred offering costs	—	79
Other accrued expenses	91	183
Total accrued expenses	$1,797	$3,373

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

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 10 — Net INCOME (loss) per share

The computation of net income (loss) per common share and the weighted average common shares outstanding for the three and nine months ended September 30, 2026 and 2025, is summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025
Basic
Net income (loss) from continuing operations	$(2,780)	$2,883	$(7,113)	$(1,999)
Net income from discontinued operations, net of taxes	$—	$784	$—	$1,798
Weighted average number of shares used in computing net income (loss) per share – basic	11,002,788	8,467,841	10,782,481	8,424,869
Net income (loss) per share from continuing operations – basic	$(0.25)	$0.34	$(0.66)	$(0.24)
Net income per share from discontinued operations – basic	$—	$0.09	$—	$0.21
Net income (loss) per share – basic	$(0.25)	$0.43	$(0.66)	$(0.02)
Diluted
Weighted average number of shares used in computing net income (loss) per share – diluted	11,002,788	9,352,863	10,782,481	8,424,869
Net income (loss) per share from continuing operations – diluted	$(0.25)	$0.31	$(0.66)	$(0.24)
Net income per share from discontinued operations – diluted	$—	$0.08	$—	$0.21
Net income (loss) per share – diluted	$(0.25)	$0.39	$(0.66)	$(0.02)

Per share amounts may not sum due to rounding.

The weighted average number of shares used in computing basic net income (loss) per share includes shares issuable for restricted stock units that had vested and stock options that had been exercised but for which the shares had not yet been issued. At September 30, 2026, 28,790 such shares were issuable; they were issued in October 2026.

As of September 30, 2026 and 2025, the Company excluded the outstanding securities summarized below, which entitle the holders thereof to acquire shares of common stock, from its calculation of earnings per share for the three and nine months ended September 30, 2026 and 2025 as their effect would have been anti-dilutive. The additional securities are excluded from the dilutive earnings per share calculation are as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Stock options	889,226	—	889,226	642,600
Restricted stock units	452,458	—	452,458	140,749
Warrants	141,297	—	141,297	101,672
	1,482,981	—	1,482,981	885,021

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 11 — Share-based compensation

The Company adopted its 2024 Equity Incentive Plan in January 2024 to provide equity-based compensation incentives in the form of options, restricted stock unit awards, performance awards, restricted stock awards, stock appreciation rights, and other forms of awards to employees, directors and consultants, including employees and consultants or affiliates, to purchase the Company’s common stock in order to motivate, reward and retain personnel. Upon adoption, an aggregate of 1,700,000 shares of common stock was reserved for grant and issuance pursuant to the equity incentive plan. On September 29, 2025, the Company’s Board of Directors adopted, and on November 17, 2025, the stockholders of the Company ratified at the Company’s 2025 annual meeting of stockholders, a First Amendment to the 2024 Equity Incentive Plan, which amended and restated Section 4.1 of the plan to increase the number of shares of common stock available for issuance thereunder from 1,700,000 to 4,200,000.

On May 11, 2026, the Company’s Board of Directors adopted, and on June 30, 2026, the stockholders of the Company ratified, a Second Amendment to the 2024 Equity Incentive Plan. The Second Amendment (i) amended and restated Section 9.8 of the plan to provide that no participant may be granted awards in any fiscal year covering, in the aggregate, more than 250,000 shares of common stock, subject to proportionate adjustment for changes in the Company’s capitalization, and (ii) amended and restated Section 11.2 of the plan to permit the plan administrator, in its discretion, to allow participants to satisfy tax withholding obligations through cash payment, net share withholding or delivery of previously owned shares (in each case up to the maximum applicable marginal tax rates, or a greater amount if it would not result in adverse accounting consequences), sale of shares otherwise deliverable, or any combination of these methods. The Second Amendment did not change the 4,200,000 shares of common stock reserved for issuance under the plan.

A summary of option activity for the nine months ended September 30, 2026, and the year ended December 31, 2025, is presented below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Outstanding - January 1, 2025	938,453	$5.08	9.20
Granted	727,901	$1.21	9.41
Exercised	—	$—	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(698,754)	$4.88	—
Outstanding - December 31, 2025	967,600	$3.14	8.58
Granted	215,000	$3.85	9.47
Exercised	(112,977)	$3.26	—
Modified/Cancelled	—	$—	—
Expired/Forfeited	(180,397)	$2.37	—
Outstanding - September 30, 2026	889,226	$3.45	8.35
Exercisable - September 30, 2026	351,310	$3.96	7.38

Options exercised during the nine months ended September 30, 2026 include 44,227 options exercised on a net basis: to settle the exercise price, the Company withheld 2,786 of the shares due and issued the remaining 41,441 shares and received no cash.

Options granted during the nine months ended September 30, 2026 and 2025, were valued using the Black-Scholes option-pricing model with the following assumptions.

For the Nine Months Ended
September 30, 2026
Weighted average grant date fair value	$2.33
Expected term (years)	5.31-5.82
Risk-free interest rate	3.83-4.35%
Expected volatility	65.00%
Expected dividends yield	—%
Exercise price	$2.25-5.16

For the Nine Months Ended
September 30, 2025
Weighted average grant date fair value	$1.74-1.96
Expected term (years)	5.14-5.52
Risk-free interest rate	3.5-4.23%
Expected volatility	51.00%
Expected dividends yield	—%
Exercise price	$2.20-2.96

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

Share-based compensation related to options is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$163	$245	$378	$700
Total	$163	$245	$378	$700

Compensation costs related to non-vested option awards not yet recognized as of September 30, 2026 was $673 thousand and will be recognized over the next 2.50 years.

A summary of restricted stock units (“RSUs”) activity for the nine months ended September 30, 2026, and the year ended December 31, 2025, is presented below:

	Number of Units	Weighted Average Grant Date FV
RSUs outstanding at January 1, 2025	255,716	$4.13
Granted	247,091	$2.60
Vested	(134,522)	$3.61
Forfeited	(217,138)	$5.51
RSUs outstanding at December 31, 2025	151,147	$2.66
Adjustment to RSUs outstanding (1)	978	—
Granted	466,530	$4.39
Vested	(153,697)	$3.61
Forfeited	(12,500)	$2.19
RSUs outstanding at September 30, 2026	452,458	$4.14

(1)    RSUs reported as vested in the fourth quarter of 2025 that had not vested.

The total fair value of RSUs vested during the nine months ended September 30, 2026 and 2025, was $555 thousand and $456 thousand, respectively. During the nine months ended September 30, 2026, 3,525 shares were withheld to satisfy employee tax withholding obligations; the withheld shares were not issued.

Stock-based compensation related to RSUs is included in the unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025
General and administrative	$259	$88	$729	$442
Total	$259	$88	$729	$442

Of the RSUs granted during the nine months ended September 30, 2026, 274,100 vest over time, 170,500 vest on the achievement of performance conditions, including operational and regulatory milestones, and 21,930 were fully vested when granted. Total compensation cost related to non-vested time-based RSUs not yet recognized as of September 30, 2026, was approximately $1,196 thousand which will be recognized on a straight-line basis through the end of the vesting period in 2029. The Company recognizes compensation cost for performance-based RSUs when achievement of the performance condition is probable. At September 30, 2026, achievement of the conditions for 60,000 performance-based RSUs granted in July 2026 was not considered probable and no compensation cost has been recognized for them; total compensation cost related to non-vested performance-based RSUs not yet recognized as of September 30, 2026 was approximately $420 thousand.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Warrants

As of September 30, 2026, and December 31, 2025, the Company had the following warrants outstanding:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)
Warrants outstanding - January 1, 2025	101,672	$7.06	4.40
Issued	—	$—	—
Exercised	—	$—	—
Expired	—	$—	—
Warrants outstanding - December 31, 2025	101,672	$7.06	2.92
Issued	94,625	$16.51	4.56
Exercised (1)	(55,000)	$10.00	—
Expired	—	$—	—
Warrants outstanding - September 30, 2026	141,297	$12.25	3.25
Warrants exercisable - September 30, 2026	141,297	$12.25	3.25

(1)    Exercised on a cashless basis; the Company issued 28,910 shares of common stock and received no cash proceeds.

Note 12 — Related party transactions

SERVICE AGREEMENTS

The Company had previously entered into Services Agreements with Spike Up Media AB and Spike Up Media LLC, affiliates of the Company’s founders (together, “Spike Up”) pursuant to which, among other things, Spike Up provides certain specified services to the Company, these include marketing and promotion and other operating support for the Company.

For the three months ended September 30, 2026 and 2025, the Company generated $0.0 million and $1.4 million in revenue, respectively, related to the services performed by Spike Up for the Company. For the nine months ended September 30, 2026 and 2025, the Company generated $0.0 million and $4.1 million in revenue related to the services performed by Spike Up for the Company. For the three and nine months ended September 30, 2025, $1.4 million and $4.1 million, respectively, are included in net income from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.

For the three months ended September 30, 2026 and 2025, the Company recognized $0.54 million and $0.09 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company, which was included in advertising and promotion in the unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2026 and 2025, the Company recognized $0.9 million and $0.9 million, respectively, for marketing and other operating costs performed by Spike Up on behalf of the Company.

For the three months ended September 30, 2026 and 2025, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statements of operations, consisting of $0.1 million and $0.3 million, respectively, included in direct operating costs. For the nine months ended September 30, 2026 and 2025, the Company also incurred other costs from Spike Up that were included in the unaudited condensed consolidated statements of operations, consisting of $0.4 million and $0.9 million, respectively, included in direct operating costs. For the three and nine months ended September 30, 2025, $0.6 million and $2.4 million, respectively, are included in net income from discontinued operations, net of taxes in the unaudited condensed consolidated statements of operations.

Before the Company acquired Happy Hour Solutions Limited on December 31, 2025, Happy Hour Solutions, then a subsidiary of Happy Hour Entertainment Holdings Ltd., held the Estonian gaming license under which the Company operated its online casino under a services agreement, a domain license agreement, a nominee agreement and an online gaming operations agreement. Since the acquisition, these agreements are between consolidated subsidiaries and are eliminated in consolidation. Costs for services performed for the Company by Happy Hour Entertainment Holdings and its subsidiaries were immaterial for the three and nine months ended September 30, 2025.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

DUE TO AFFILIATES

The components of related party balances included in “due from” affiliates and “due to affiliates” on the unaudited condensed consolidated balance sheets as of September 30, 2026, and December 31, 2025, are summarized as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Due to affiliates
Spike Up	$1,604	$1,993
Other	—	—
Total due to affiliates	$1,604	$1,993

As of September 30, 2026, prepaid expenses and other current assets included $0.3 million paid in advance to Spike Up marketing services. There were no such prepayments as of December 31, 2025.

note 13 — Income Taxes

The Company recognized federal, state and foreign income tax expense (benefit) of $231 thousand and $(3,588) thousand from continuing operations for the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates for the nine months ended September 30, 2026 and 2025, were (3.36)% and 64.22%, respectively. For the nine months ended September 30, 2026, the difference between the Company’s effective tax rate and the U.S. statutory tax rate of 21% was due to a valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. Income tax expense for the three and nine months ended September 30, 2026 includes a discrete charge of $83 thousand for the 2023 corporate income tax of Happy Hour Solutions Limited, including related interest and penalties. The tax relates to periods before the Company acquired Happy Hour Solutions Limited on December 31, 2025, and was identified and paid in the third quarter of 2026. For the nine months ended September 30, 2025, the difference was primarily due to the discrete recognition of a deferred tax benefit resulting from the release of the valuation allowance on the deferred tax assets of the Company’s Maltese subsidiary, Ellmount Entertainment Ltd, partially offset by the valuation allowance recorded on the Company’s net U.S. deferred tax assets and valuation allowances recorded on deferred tax assets in certain foreign jurisdictions where the Company operates. Amounts for the nine months ended September 30, 2025, have been recast to reflect discontinued operations. The Company evaluates the realizability of the deferred tax assets on a quarterly basis and establishes a valuation allowance when it is more likely than not that all or a portion of a deferred tax asset may not be realized. The Company evaluates its tax positions and recognizes tax benefits that, more-likely-than-not, will be sustained upon examination based on the technical merits of the position. The Company did not have any unrecognized tax benefits as of September 30, 2026 or December 31, 2025.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted. Key income tax-related provisions of the OBBBA include the repeal of mandatory capitalization of domestic research and development expenditures under Internal Revenue Code (“IRC”) Section 174 (reinstating full expensing beginning in 2025), extension of bonus depreciation, and revisions to international tax regimes. These changes are reflected in the Company’s results for the nine months ended September 30, 2026 and 2025.

Deferred tax assets of $2.4 million as of December 31, 2025 were presented within current assets in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Under ASC 740, Income Taxes, deferred tax assets are classified as noncurrent. The Company concluded that this classification was not material to its previously issued financial statements and presents all deferred tax assets as noncurrent as of September 30, 2026. The condensed consolidated balance sheet as of December 31, 2025 is presented as previously reported. The classification has no effect on total assets, stockholders’ equity, net income (loss) or cash flows.

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

For the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company had certain pending or threatened legal claims or actions in which the incurrence of a loss was deemed probable. Ellmount Entertainment Ltd, a wholly-owned subsidiary of the Company, has litigation pending in Austria and Germany relating to player claims and associated legal fees. The Company has established a full provision for these claims and related fees, which is included in accrued expenses in the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company does not currently target these markets and does not anticipate further claims of a similar nature arising in these markets.

PRINCIPAL COMMITMENTS

The Company’s principal commitments primarily consist of operating lease obligations for office space, services agreements, and other contractual commitments. The principal commitments and contingencies are described in Note 15 - Leases.

note 15 — Leases

In January 2024, the Company entered into a lease for office space and car parking bays in Malta. The term of the lease is for six years, although the Company may terminate the lease at any time after three years. The monthly rent payment for the office is approximately $15 thousand for the first year, with a 3% annual increase thereafter.

Right-of-use assets for these administrative office leases as of September 30, 2026, and December 31, 2025, are summarized as follows:

	September 30,	December 31,
(in thousands)	2026	2025
Malta Office	$648	$826
Operating lease, right-of-use asset, net	$648	$826

The Company has no other material operating or financing leases with terms greater than 12 months.

Lease expense for operating leases recorded in the balance sheets is included in operating costs and expenses and is based on the future minimum lease payments recognized on a straight-line basis over the term of the lease plus any variable lease costs. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the three months ended September 30, 2026 and 2025, were $0.06 million and $0.06 million, respectively. Operating lease expenses, inclusive of short-term and variable lease expenses, included in the Company's unaudited condensed consolidated statements of operations for the nine months ended September 30, 2026 and 2025, were $0.2 million and $0.2 million, respectively.

Annual maturities analysis under the Malta lease agreement at September 30, 2026, is as follows:

Year ending December 31,
2026 (remainder)	$50
2027	225
2028	231
2029	237
Total	743
Less: Present value discount	(50)
Lease obligations, net	$693

Operating lease obligations are based on the net present value of the remaining lease payments over the remaining lease term. In determining the present value of lease payments, the Company used its incremental borrowing rate at the commencement date of the lease. As of September 30, 2026, the weighted average remaining lease term is 3.25 years and the weighted average discount rate used to determine the operating lease liability was 4.5%.

HIGH ROLLER TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 16 — SEGMENT REPORTING

For the nine months ended September 30, 2026 and 2025, management has determined that the Company functions as a single operating segment, and thus reports as a single reportable segment. This determination is based on rules prescribed by GAAP applied to the manner in which management operates the Company. Management assessed the discrete financial information routinely reviewed by the Company’s chief operating decision maker (“CODM”), its Chief Executive Officer, to monitor the Company’s operating performance and support decisions regarding allocation of resources to its operations. Specifically, performance is continuously monitored at the consolidated level. The CODM evaluates the financial performance of the Company primarily by evaluating revenue (as disclosed on the unaudited condensed consolidated statements of operations), adjusted EBITDA (a non-GAAP measure), and cash provided by operating activities (as disclosed on the unaudited condensed consolidated statements of cash flows) to assess the Company's results and in the determination of allocating resources. For the three months ended September 30, 2026 and 2025 adjusted EBITDA was $(2,094) thousand and $(162) thousand, respectively. For the nine months ended September 30, 2026 and 2025 adjusted EBITDA was $(5,180) thousand and $(3,337) thousand, respectively. The CODM may use disaggregated revenue metrics to evaluate game offerings, active user count, and customer retention, among other things. Adjusted EBITDA and cash provided by operating activities are reviewed to assess allocation of resources. The significant segment expenses regularly provided to the CODM and included in Adjusted EBITDA, the Company’s measure of segment profit or loss, are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Revenues	$2,395	$4,858	$8,570	$15,803
Significant segment expenses:
Direct operating costs (including related party)	(808)	(1,983)	(3,256)	(7,361)
Advertising and promotions (including related party)	(1,009)	(548)	(1,878)	(4,173)
Product and software development	(247)	(212)	(693)	(602)
General and administrative (1)	(2,433)	(2,277)	(7,918)	(7,003)
Other segment items (2)	8	—	(5)	(1)
Adjusted EBITDA	$(2,094)	$(162)	$(5,180)	$(3,337)

(1)  Excludes share-based compensation, depreciation and amortization, foreign exchange transaction losses and other items (severance costs and non-recurring executive bonuses), which are included in the reconciliation of Adjusted EBITDA to net income (loss) from continuing operations below.

(2) Other income (expense), excluding interest.

ADJUSTED EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Revenues	$2,395	$4,858	$8,570	$15,803
Net income (loss) from continuing operations	(2,780)	2,883	(7,113)	(1,999)

Add back items:
Stock-based compensation expense (1)	421	333	1,108	1,142
Depreciation and amortization (2)	99	97	239	257
Interest (income) expense, net	(115)	55	(307)	154
Income tax expense (benefit)	184	(3,641)	231	(3,588)
Foreign exchange transaction loss	97	91	277	421
Other (3)	—	20	385	276
Adjusted EBITDA	$(2,094)	$(162)	$(5,180)	$(3,337)

(1)  Represents non-cash share-based compensation expense for stock options, restricted stock units (including performance-based restricted stock units) and shares of common stock issued for services, granted to employees, directors and consultants.

(2)  Includes amortization of intangible assets generated through business acquisitions and depreciation of property and equipment, amortization of contract costs, and amortization of internally developed software and other intangible assets. Excludes amortization of right of use assets.

(3) Includes severance costs and non-recurring executive bonuses paid in the first quarter of 2026.

There have been no changes in the Company’s segment structure during the nine months ended September 30, 2026 and 2025.

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

The sale of the Casino Room Domain represents a strategic shift for the Company. Revenue from discontinued operations of $4.2 million and net income from discontinued operations of $1.8 million were recorded in net income from discontinued operations in the unaudited condensed consolidated statement of operations for the nine months ended September 30, 2025. There were no assets and liabilities related to the Casino Room Domain in the balance sheets as of September 30, 2026 and December 31, 2025.

The following table summarizes the Company’s income from discontinued operations for the three and nine months ended September 30, 2025:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
(in thousands)	2025	2025
Revenue	$1,423	$4,185

Operating expenses
Direct operating costs (related party)	639	2,373
General and administrative (related party)	—	14
Total operating expenses	639	2,387
Income from operations	784	1,798

Income before income taxes	784	1,798
Net income from discontinued operations	$784	$1,798

The unaudited condensed consolidated statements of cash flows includes continuing operations and discontinued operations. The following table summarizes the cash flows from operations of discontinued operations for nine months ended September 30, 2025:

For the Nine Months Ended September 30,
(in thousands)	2025
Net cash provided by (used in) operating activities	$274

note 18 — Subsequent events

The Company has evaluated subsequent events occurring after September 30, 2026 through November 13, 2026, the date these unaudited condensed consolidated financial statements were issued. On October 21, 2026, the Company, through its wholly owned subsidiary ROLR US LLC, commercially launched its prediction markets platform under the ROLR brand. In addition, under New Zealand’s Online Casino Gambling Act 2026, only a limited number of operators selected through a licensing process may offer online casino gaming in New Zealand from December 1, 2026. The Company is not participating in that process and, as a result, will not offer online casino gaming in New Zealand from that date. New Zealand accounted for 22% of the Company’s net gaming revenue for the three and nine months ended September 30, 2026 (Note 3). Subsequent to September 30, 2026, the Company formed ROLR FCM LLC, a wholly owned subsidiary, to explore registration as a futures commission merchant (“FCM”). ROLR FCM LLC entered into a discovery agreement with Connamara Technologies, Inc., the fees for which are not material, and a commercial agreement with ProphetX LLC that will take effect only if ROLR FCM LLC obtains FCM registration, for which it has not yet applied. Based on this evaluation, other than as described above, the Company did not identify any subsequent events that would have required adjustment to, or disclosure in, these unaudited condensed consolidated financial statements.

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

OUR BUSINESS

We are building a regulated prediction markets business in the United States alongside our established online casino operations. Our ROLR platform, launched commercially on October 21, 2026, allows eligible customers in the United States to trade event-based contracts on the outcome of future events in categories such as finance, sports and entertainment. Our online casino business, which operates the HighRoller.com, Fruta.com and Kassuuu.com brands, generated all of our revenue in the three and nine months ended September 30, 2026.

Prediction markets – ROLR

ROLR US LLC (“ROLR”), our wholly owned subsidiary, offers event-based contracts listed by North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America (“CDNA”), a CFTC-registered designated contract market and derivatives clearing organization. ROLR operates as an NFA-registered guaranteed introducing broker: it introduces customer accounts to OG Markets US, Inc., doing business as Crypto.com FCM, which carries those accounts and provides transaction processing, custody and related regulatory infrastructure. ROLR does not hold customer funds. Customers access the platform through desktop and mobile browsers, and a dedicated iOS application. An Android application is planned, subject to app store approval.

We moved from signing our agreement with Crypto.com to commercial launch in just over six months:

•   April 14, 2026 – we entered into the Mutual Collaboration Agreement (the “Collaboration Agreement”) with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including CDNA;

•   June 24, 2026 – ROLR was awarded a Guaranteed Introducing Broker license by the National Futures Association;

•   September 15, 2026 – ROLR began an invitation-only beta to test the customer experience and operating infrastructure under live conditions; and

•   October 21, 2026 – ROLR commenced commercial operations, opening the platform to eligible customers in the United States.

Under the Collaboration Agreement, CDNA is the exclusive provider of event contracts through our technology in the United States for the first 24 months of the term, and we are responsible for developing, implementing and maintaining the technology platform through which customers access and trade those contracts. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions, and does not preclude us from pursuing additional licenses related to the operation of prediction markets.

We believe ROLR represents a significant strategic growth opportunity in a rapidly emerging regulated category and leverages our established brand, customer-facing platform and online gaming expertise. The prediction markets business did not generate revenue in the three or nine months ended September 30, 2026, and we expect it to begin contributing revenue in the fourth quarter of 2026. See “Risk Factors” in Part II, Item 1A of this Quarterly Report for risks relating to this business.

Online casino

We operate the HighRoller.com, Fruta.com and Kassuuu.com online casino brands, principally under the Estonian gaming license held by our subsidiary Happy Hour Solutions Limited. We launched HighRoller.com in January 2022, Fruta.com in February 2024 and Kassuuu.com in September 2025. Our platform offers more than 6,000 games from over 90 providers, including Pragmatic Play, Evolution Gaming, Play’n Go and Netent, covering video slots and table games such as blackjack, roulette and baccarat, many with a live dealer. We generate revenue through hold, or gross winnings, as players play against the house, and our game suppliers receive a percentage of the net gaming revenue generated from their games under revenue-share agreements.

Our multi-brand strategy allows us to launch new brands using our existing licenses and platform at nominal incremental cost and to reach new customer groups through our existing player acquisition channels. Spike Up provides marketing services for our brands (see Note 12). Players receive a welcome package of bonuses and free spins and ongoing rewards based on their engagement, and our platform offers rapid registration, one-tap game search and automated payment processing. We are active in several markets and anticipate license approval in the regulated Ontario market in 2027, although no assurance can be given that these efforts will prove successful. On December 31, 2025, we divested our legacy CasinoRoom.com domain (see Note 17).

Below is a quarterly breakdown for the periods indicated of the non-financial key performance indicators of

•   quarterly active users, defined as the number of users who placed at least one bet during a respective quarter;

•   quarterly unique depositing customers (“UDCs”), defined as the number of unique users who made at least one deposit during a respective quarter; and

•   quarterly wagers, defined as the total amount of real money bets placed by our users.

	Quarterly Active Users	Quarterly UDCs	Quarterly Wagers (in thousands)
Q1 2024	22,366	20,805	$187,426
Q2 2024	22,505	21,170	$159,786
Q3 2024	25,326	23,224	$158,494
Q4 2024	34,652	31,464	$155,798
Q1 2025	29,946	27,289	$153,298
Q2 2025	19,675	17,036	$153,150
Q3 2025	21,800	20,128	$146,686
Q4 2025	16,943	15,199	$104,228
Q1 2026	11,213	8,533	$74,457
Q2 2026	9,608	6,791	$64,271
Q3 2026	5,448	4,723	$53,341

Q2 2026 wagers have been revised from $63.0 million to $64.3 million to apply the average exchange rate for the quarter.

We currently accept wagers in multiple currencies. We generated more than $53.3 million and $192.1 million in bets during the three and nine months ended September 30, 2026, respectively, and $146.7 million and $453.1 million in customer-paid real money bets during the three and nine months ended September 30, 2025, respectively, utilizing our HighRoller.com, Fruta.com and Kassuuu.com domain names. During the three months ended September 30, 2026, the average revenue per user was $507, as compared to approximately $242 for the same period in 2025. Average revenue per user is net gaming revenue divided by quarterly UDCs. User deposits were $8.8 million and $31.1 million during the three and nine months ended September 30, 2026, respectively, as compared to deposits of almost $23.8 million and $70.9 million during the same periods in 2025, respectively. During the three months ended September 30, 2026, we had 5,448 quarterly active users, as compared to 21,800 for the same period in 2025. Furthermore, during the three and nine months ended September 30, 2026, we had 536 and 2,632 first time depositors, respectively, as compared to 10,675 and 32,408 first time depositors for the same periods in 2025, respectively. During the three months ended September 30, 2026, we had 4,723 quarterly UDCs, as compared to 20,128 for the same period in 2025. Our net gaming revenue was $2.4 million and $8.6 million for the three and nine months ended September 30, 2026, respectively, as compared to $4.9 million and $15.8 million for the same periods in 2025, respectively.

RECENT DEVELOPMENTS

LAUNCH OF THE ROLR PREDICTION MARKETS PLATFORM

On September 15, 2026, ROLR began an invitation-only beta of the Company’s real-money prediction markets platform, ROLR™, to test the customer experience and operating infrastructure under live conditions. On October 21, 2026, ROLR commenced commercial operations, opening the platform to eligible customers in the United States through desktop and mobile browsers. A dedicated iOS application launched on November 9, 2026, and a dedicated Android application is planned, subject to app store approval. Through the platform, customers can trade event-based contracts offered by CDNA. As a guaranteed introducing broker, ROLR introduces customer accounts to Crypto.com FCM, which carries those accounts; ROLR does not hold customer funds. The prediction markets business did not generate revenue in the three or nine months ended September 30, 2026, and the Company expects it to begin contributing revenue in the fourth quarter of 2026.

GIB LICENSE FROM THE NFA

On June 24, 2026, ROLR, a wholly owned subsidiary of the Company, was awarded a Guaranteed Introducing Broker license by the National Futures Association. This license allows ROLR to operate its prediction markets business. ROLR's introducing broker operations are guaranteed by OG Markets US, Inc., doing business as Crypto.com FCM, which will carry customer accounts introduced through the ROLR platform and provide transaction processing, custody, and related regulatory infrastructure.

MUTUAL COLLABORATION AGREEMENT

On April 14, 2026, the Company entered into the Mutual Collaboration Agreement with Foris DAX Markets, Inc., d/b/a Crypto.com, and its affiliates, including North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA") and Foris DAX FCM, LLC.

Pursuant to the Collaboration Agreement, the Company serves as a guaranteed introducing broker, for the purpose of soliciting customers to trade event-based derivative contracts in CDNA's Predictions product class on the CDNA trading system. The Company is responsible for, among other things, developing, implementing, and maintaining a technology platform, available as a mobile application, through which end-user customers may access and trade Predictions Contracts. CDNA will be the exclusive provider of Predictions Contracts through the Company's technology in the United States for the first 24 months of the term of the Collaboration Agreement. The Collaboration Agreement has an initial term of two years, with automatic renewal for a 12-month period, unless terminated earlier in accordance with its provisions. Under the terms of the Agreement, the Company is not precluded from pursuing additional licenses related to the operation of prediction markets.

RESULTS OF OPERATIONS

The following table sets forth a summary of our unaudited condensed consolidated results of operations for the periods indicated. The results of historical periods are not necessarily indicative of the results of operations for any future period.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
(in thousands, except share and per share data)	2026	2025	2026	2025

Revenues, net	$2,395	$4,858	$8,570	$15,803

Operating expenses
Direct operating costs:
Related party	97	258	430	879
Other	711	1,725	2,826	6,482
General and administrative:
Related party	—	2	—	132
Other	3,050	2,816	9,927	8,967
Advertising and promotions:
Related party	541	92	940	935
Other	468	456	938	3,238
Product and software development:
Related party	—	—	—	—
Other	247	212	693	602
Total operating expenses	5,114	5,561	15,754	21,235
Loss from operations	(2,719)	(703)	(7,184)	(5,432)

Other income (expense)
Interest income (expense), net	115	(55)	307	(154)
Other income (expense)	8	—	(5)	(1)
Total other income (expense)	123	(55)	302	(155)

Loss before income taxes	(2,596)	(758)	(6,882)	(5,587)
Income tax expense (benefit)	184	(3,641)	231	(3,588)
Net income (loss) from continuing operations	$(2,780)	$2,883	$(7,113)	$(1,999)

Net income from discontinued operations, net of taxes	$—	$784	$—	$1,798

Net income (loss)	$(2,780)	$3,667	$(7,113)	$(201)

Other comprehensive loss
Foreign currency translation adjustment	(30)	(50)	(195)	(82)
Comprehensive income (loss)	$(2,810)	$3,617	$(7,308)	$(283)

Net income (loss) per common share:
Net income (loss) per common share – basic	$(0.25)	$0.43	$(0.66)	$(0.02)
Net income (loss) per common share – diluted	$(0.25)	$0.39	$(0.66)	$(0.02)
Weighted average common shares outstanding – basic	11,002,788	8,467,841	10,782,481	8,424,869
Weighted average common shares outstanding – diluted	11,002,788	9,352,863	10,782,481	8,424,869

FINANCIAL HIGHLIGHTS AND TRENDS

The following table sets forth a summary of our financial results for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(amounts in thousands, except per share amounts)	2026	2025	2026	2025

Revenues	$2,395	$4,858	$8,570	$15,803
Net income (loss) from continuing operations	(2,780)	2,883	(7,113)	(1,999)
Adjusted EBITDA (1)	(2,094)	(162)	(5,180)	(3,337)
Basic income (loss) per share from continuing operations	(0.25)	0.34	(0.66)	(0.24)
Diluted income (loss) per share from continuing operations	(0.25)	0.31	(0.66)	(0.24)

(1) Adjusted EBITDA is a non-GAAP financial measure. See "Non-GAAP Information" below for additional information about this measure and a reconciliation of this measure to the most directly comparable financial measure calculated in accordance with U.S. GAAP.

NON-GAAP INFORMATION

This Report includes Adjusted EBITDA, which is a non-GAAP financial measure that we use to supplement our results presented in accordance with U.S. GAAP. We believe Adjusted EBITDA is useful in evaluating our operating performance, similar to measures reported by our publicly-listed U.S. competitors, and regularly used by security analysts, institutional investors and other interested parties in analyzing operating performance and prospects. Adjusted EBITDA is not intended to be a substitute for any U.S. GAAP financial measure. As calculated, it may not be comparable to other similarly titled measures of performance of other companies in other industries or within the same industry.

We define and calculate Adjusted EBITDA as net loss from continuing operations before the impact of interest income and expense, income tax provision or benefit, and depreciation and amortization, and further adjusted for the following items: stock-based compensation; and certain other costs or income, as described in the reconciliation below.

We include non-GAAP financial measures because they are used by management to evaluate our core operating performance and trends and to make strategic decisions regarding the allocation of capital and new investments. Adjusted EBITDA excludes certain expenses that are required in accordance with U.S. GAAP because they are items that we do not consider indicative of our ongoing operating performance (for example, in the case of severance costs), non-cash expenditures (for example, in the case of amortization of acquired intangible assets, depreciation and amortization and stock-based compensation), or non-operating items which are not related to our underlying business performance (for example, in the case of interest expense).

ADJUSTED EBITDA

The table below presents the Company's Adjusted EBITDA reconciled to our net income (loss), which is the most directly comparable financial measure calculated in accordance with U.S. GAAP, for the periods indicated:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2026	2025	2026	2025

Revenues	$2,395	$4,858	$8,570	$15,803
Net income (loss) from continuing operations	(2,780)	2,883	(7,113)	(1,999)

Add back items:
Stock-based compensation expense (1)	421	333	1,108	1,142
Depreciation and amortization (2)	99	97	239	257
Interest (income) expense, net	(115)	55	(307)	154
Income tax expense (benefit)	184	(3,641)	231	(3,588)
Foreign exchange transaction loss	97	91	277	421
Other (3)	—	20	385	276
Adjusted EBITDA	$(2,094)	$(162)	$(5,180)	$(3,337)

(1) Represents non-cash share-based compensation expense for stock options, restricted stock units (including performance-based restricted stock units) and shares of common stock issued for services, granted to employees, directors and consultants.

(2) Includes amortization of intangible assets generated through business acquisitions and depreciation of property and equipment, amortization of contract costs, and amortization of internally developed software and other intangible assets. Excludes amortization of right of use assets.

(3) Includes severance costs and non-recurring executive bonuses paid in the first quarter of 2026.

REVENUE

Net gaming revenue decreased by $7.3 million or 45.9% to $8.6 million during the nine months ended September 30, 2026, as compared to $15.8 million during the nine months ended September 30, 2025. This is primarily due to the Company exiting various markets after the third quarter of 2025, the continued implementation of the new marketing plan for our iCasino business focusing on more valuable customers, and the Company’s focus on the prediction market.

Net gaming revenue decreased by $2.5 million or 50.8% to $2.4 million during the three months ended September 30, 2026, as compared to $4.9 million during the three months ended September 30, 2025 due to the Company exiting various markets after the third quarter of 2025 and the Company’s continued implementation of a refined marketing strategy along with a more focused effort on the prediction market.

The Company’s net gaming revenue by country for those with significant revenue for the periods indicated are as follows:

	Nine Months Ended September 30,
(in thousands)	2026		2025
Finland	$5,543	65%	$9,043	57%
New Zealand	1,892	22%	3,575	23%
Canada	1,019	12%	1,681	11%
Norway	—	—%	997	6%
Rest of world	110	1%	548	3%
Total net gaming revenue	$8,564	100%	$15,844	100%

	Three Months Ended September 30,
(in thousands)	2026		2025
Finland	$1,618	67%	$2,686	56%
New Zealand	522	22%	1,213	25%
Canada	208	9%	595	12%
Norway	—	—%	267	5%
Rest of world	47	2%	104	2%
Total net gaming revenue	$2,395	100%	$4,865	100%

DIRECT OPERATING COSTS

Direct operating costs (related party) decreased by $0.4 million or 51.1%, to $0.4 million during the nine months ended September 30, 2026, as compared to $0.9 million for the nine months ended September 30, 2025, which is primarily related to the shift in marketing strategy from revenue sharing and falls in line with the decrease in revenue.

Direct operating costs (other) decreased by $3.7 million or 56.4%, to $2.8 million during the nine months ended September 30, 2026, as compared to $6.5 million for the nine months ended September 30, 2025, which is primarily related to a decrease in affiliate revenue sharing along with lower payment provider fees which is in line with decreased revenue.

Of the total direct operating costs of $3.3 million and $7.4 million for the nine months ended September 30, 2026, and 2025, respectively, $0.4 million and $0.9 million, respectively, was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

Direct operating costs (related party) decreased by $0.2 million or 62.4%, to $0.1 million during the three months ended September 30, 2026, as compared to $0.3 million for the three months ended September 30, 2025, this decrease is approximately in line with the percentage decrease in revenue.

Direct operating costs (other) decreased by $1.0 million or 58.8%, to $0.7 million for the three months ended September 30, 2026, as compared to $1.7 million for the three months ended September 30, 2025, due to cost efficiencies identified within payment fees, game provider fees and affiliate revenue share, which resulted in a greater percentage decrease when compared to the percentage change in revenue.

Of the total direct operating costs of $0.8 million and $2.0 million for the three months ended September 30, 2026, and 2025, respectively, $0.1 million and $0.3 million, respectively, was related to revenue share paid to marketing partners for the successful acquisition of revenue generating players through their marketing channels.

GENERAL AND ADMINISTRATIVE

Total general and administrative expenses were $9.9 million for the nine months ended September 30, 2026, as compared to $9.1 million for the nine months ended September 30, 2025.

General and administrative expenses (other) increased by $1.0 million or 10.7%, to $9.9 million for the nine months ended September 30, 2026, as compared to $9.0 million for the nine months ended September 30, 2025. The increase was primarily driven by higher spend preparing for entrance in the prediction market.

Total general and administrative expenses were $3.1 million for the three months ended September 30, 2026, as compared to $2.8 million for the three months ended September 30, 2025.

General and administrative expenses (other) increased by $0.2 million or 8.3%, to $3.1 million for the three months ended September 30, 2026, as compared to $2.8 million for the three months ended September 30, 2025. The increase was primarily driven by an increase in spend for preparation of entrance in the prediction market.

ADVERTISING AND PROMOTIONS

Total advertising and promotion expenses were $1.9 million for the nine months ended September 30, 2026, as compared to $4.2 million for the nine months ended September 30, 2025.

Advertising and promotions expenses (related party) increased by $0.0 million or 0.5%, to $0.9 million for the nine months ended September 30, 2026, as compared to $0.9 million for the nine months ended September 30, 2025. Prediction market-related marketing with Spike Up, which began in the second quarter, was largely offset by the decrease in commission costs and commission listing costs related to the revised marketing strategy. Prediction market-related marketing spend will continue to increase throughout the year.

Advertising and promotions expenses (other) decreased by $2.3 million or 71.0%, to $0.9 million for the nine months ended September 30, 2026, as compared to $3.2 million for the nine months ended September 30, 2025. The decrease is attributable to marketing strategy optimization offset by additional marketing spend for the prediction market in the quarter.

Total advertising and promotion expenses were $1.0 million for the three months ended September 30, 2026, as compared to $0.5 million for the three months ended September 30, 2025.

Advertising and promotions expenses (related party) increased by $0.4 million or 488.0%, to $0.5 million for the three months ended September 30, 2026, as compared to $0.1 million for the three months ended September 30, 2025. The increase is primarily attributable to the increase in marketing spend for the prediction market.

Advertising and promotions expenses (other) increased by $0.0 million or 2.6%, to $0.5 million for the three months ended September 30, 2026, as compared to $0.5 million for the three months ended September 30, 2025. The increase is attributable to prediction market spend, partially offset by marketing strategy optimization.

PRODUCT AND SOFTWARE DEVELOPMENT

Total product and software expenses were $0.7 million for the nine months ended September 30, 2026, as compared to $0.6 million for the nine months ended September 30, 2025.

Product and software development expenses (other) increased by $0.1 million or 15.1%, to $0.7 million for the nine months ended September 30, 2026 as compared to $0.6 million for the nine months ended September 30, 2025.

Total product and software expenses were $0.2 million for the three months ended September 30, 2026, as compared to $0.2 million for the three months ended September 30, 2025.

Product and software development expenses (other) increased by $0.0 million or 16.5%, to $0.2 million for the three months ended September 30, 2026 as compared to $0.2 million for the three months ended September 30, 2025.

LOSS FROM OPERATIONS

Loss from operations was $7.2 million for the nine months ended September 30, 2026, as compared to a loss of $5.4 million for the nine months ended September 30, 2025, primarily due to lower revenue and investment into the planned entry into the prediction market vertical, partially offset by the Company optimizing the marketing strategy and cost saving initiatives reflected in a reduction in direct costs.

Loss from operations was $2.7 million for the three months ended September 30, 2026, as compared to a loss of $0.7 million for the three months ended September 30, 2025, primarily due to the Company revising the marketing strategy and investment into the planned entry into the prediction market vertical.

INTEREST INCOME (EXPENSE), NET

Interest income, net was $0.3 million for the nine months ended September 30, 2026, as compared to interest expense, net was $0.2 million for the nine months ended September 30, 2025, due to private placement proceeds being placed in an interest bearing account.

Interest income, net was $0.12 million for the three months ended September 30, 2026, as compared to interest expense, net was $0.06 million for the three months ended September 30, 2025, due to private placement proceeds being placed in an interest-bearing account.

LOSS BEFORE INCOME TAXES

Loss before income taxes was $6.9 million for the nine months ended September 30, 2026, as compared to loss before income taxes of $5.6 million for the nine months ended September 30, 2025.

Loss before income taxes was $2.6 million for the three months ended September 30, 2026, as compared to loss before income taxes of $0.8 million for the three months ended September 30, 2025.

INCOME TAX EXPENSE (BENEFIT)

Income tax expense (benefit) was $231 thousand and $(3.6) million for the nine months ended September 30, 2026 and 2025, respectively.

Income tax expense (benefit) was $184 thousand and $(3.6) million for the three months ended September 30, 2026 and 2025, respectively. Income tax for the three and nine months ended September 30, 2026 includes a discrete charge of $83 thousand for the 2023 corporate income tax of Happy Hour Solutions Limited, including related interest and penalties. The tax relates to periods before the Company acquired Happy Hour Solutions Limited on December 31, 2025, and was identified and paid in the third quarter of 2026.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations was $7.1 million for the nine months ended September 30, 2026, as compared to net loss from continuing operations of $2.0 million for the nine months ended September 30, 2025.

Net loss from continuing operations was $2.8 million for the three months ended September 30, 2026, as compared to net income from continuing operations of $2.9 million for the three months ended September 30, 2025.

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

Under New Zealand’s Online Casino Gambling Act 2026, only a limited number of operators selected through a licensing process may offer online casino gaming in New Zealand from December 1, 2026. We are not participating in that process.

LIQUIDITY AND CAPITAL RESOURCES

We measure liquidity in terms of our ability to fund the cash requirements of our business operations, including working capital and capital expenditure needs, contractual obligations and other commitments, with cash flows from operations. Our current working capital needs relate mainly to supporting our existing businesses, the growth of these businesses in their existing markets and their expansion into other geographic regions, as well as our employees’ compensation and benefits. Our principal source of liquidity is the net proceeds of $23.5 million from the private placement and registered direct offering completed in January 2026.

We had $13.4 million in cash and cash equivalents as of September 30, 2026 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the nine months ended September 30, 2026 we had net loss of $7.1 million and had net cash used in operations of $8.9 million. As of September 30, 2026, we had an accumulated deficit of $31.4 million and working capital of $11.0 million.

We had $2.1 million in cash and cash equivalents as of December 31, 2025 (excluding customer cash deposits, which we segregate from our operating cash balances on behalf of our real-money customers for all jurisdictions and products, and restricted cash). For the year ended December 31, 2025 we had net income of $0.7 million and had net cash used in operations of $3.2 million. As of December 31, 2025, we had an accumulated deficit of $24.3 million and negative working capital of $3.7 million (excluding $2.4 million of deferred tax assets presented within current assets; see Note 13).

We expect to continue to use cash in our operations as we invest in our prediction markets business, until that business generates sufficient cash flows. We have no outstanding borrowings. Based on our current operating plan, we believe that our existing cash and cash equivalents will be sufficient to fund our operations and meet our obligations for at least the next twelve months from the date the unaudited condensed consolidated financial statements included in this Quarterly Report are issued. This is based on assumptions that may prove wrong.

At September 30, 2026 and December 31, 2025, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

CASH FLOWS

The following table shows our cash flows from operating activities, investing activities and financing activities for the stated periods:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net cash used in operating activities	$(8,879)	$(4,526)
Net cash used in investing activities	(3,590)	(480)
Net cash provided by (used in) financing activities	23,827	(90)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(203)	640
Net change in cash and cash equivalents, and restricted cash	$11,155	$(4,456)

Net cash used in operations during the nine months ended September 30, 2026, increased by $4.4 million to $8.9 million as compared to net cash used in operations of $4.5 million during the nine months ended September 30, 2025. The increase during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, is primarily due to increased cash outflows related to the continuing implementation of a marketing strategy and entrance into a new market.

Net cash used in investing activities during the nine months ended September 30, 2026, was $3.6 million as compared to net cash used in investing activities of $0.5 million during the nine months ended September 30, 2025. The majority of the $3.6 million was invested in developing our prediction markets platform, ROLR.

Net cash provided by financing activities for the nine months ended September 30, 2026 was $23.8 million as compared to net cash used in financing activities of $0.1 million for the nine months ended September 30, 2025, and is related to the private placement and the registered direct offering in January of 2026, with net proceeds of $23.5 million.

Restricted cash (current) was $0.4 million and $0.6 million at September 30, 2026 and  December 31, 2025, respectively.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make judgments, estimates and assumptions that affect the application of accounting policies and the reported amounts of assets, liabilities, revenue and expenses. Some of those judgments can be subjective and complex, and therefore, actual results could differ materially from those estimates under different assumptions or conditions. Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such evaluations, if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates. Significant estimates include those related to assumptions used in accruals for potential legal and other liabilities, realization of intangible assets, share-based compensation, accrued jackpots and the realization of deferred tax assets.

The following critical accounting estimates affect the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.

IMPAIRMENT OF LONG-LIVED ASSETS

Our long-lived assets consist of property and equipment, operating lease right-of-use assets and capitalized internal-use software.

We evaluate long-lived assets for indicators of impairment at least annually or when events or changes in circumstances indicate that their carrying amounts may not be recoverable. The factors that would be considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the long-lived asset is used and the effects of obsolescence, demand, competition and other economic factors. If indicators of impairment are identified, we perform an undiscounted cash flow analysis of the long-lived assets. Asset groups are written down only to the extent that their carrying value exceeds their respective fair value. Fair values of the asset group are determined by discounting the cash flows at a rate that approximates the cost of capital of a market participant.

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

To test indefinite-lived intangible assets for impairment, we first assess the qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. If we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative impairment test is performed. The qualitative assessment requires the consideration of factors such as recent market transactions, macroeconomic conditions, changes in projected future cash flows, our market capitalization and the use of domain names and licenses. The quantitative assessment compares the fair value of an indefinite-lived intangible asset to its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized for the excess. Fair values of indefinite-lived intangible assets are determined based on discounted cash flows.

The Company performed its most recent annual impairment test of the HighRoller domain name and the Estonia gaming license as of December 31, 2025 and concluded that their fair values, determined using a discounted cash flow analysis, substantially exceeded their carrying values. During the nine months ended September 30, 2026, the Company assessed whether events or changes in circumstances indicated that it was more likely than not that its indefinite-lived intangible assets were impaired and concluded that no interim impairment test was required.

We did not have any impairment of indefinite-lived intangible assets for the year ended December 31, 2025 or the period ended September 30, 2026.

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

Our share-based awards (stock options and RSUs, including performance-based RSUs) are equity-classified and measured at grant-date fair value, using the Black-Scholes option-pricing model for stock options and the closing price of our common stock on the grant date for RSUs.

GOING CONCERN

ASC 205-40 Presentation of Financial Statements - Going Concern, requires management to assess the reporting entity's ability to continue as a going concern. In accordance with this guidance, we have evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Based on this evaluation, we concluded that conditions and events, considered in the aggregate, do not raise substantial doubt about our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements included in the Quarterly Report are issued.

Determining the extent to which conditions or events raise substantial doubt about our ability to continue as a going concern requires significant judgment and estimation by us. Our significant estimates related to this analysis may include identifying business factors such as revenue growth and profitability used in the forecasted financial results. We believe that the estimated values used in our going concern analysis are based on reasonable assumptions. However, such assumptions are inherently uncertain and actual results could differ materially from those estimates.

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

Item 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES

As of September 30, 2026, the end of the period covered by this Form 10-Q, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weaknesses in internal control over financial reporting described below.

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

As disclosed in Amendment No. 1 to the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, in connection with the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and the six months ended June 30, 2026 (the “Restatement”), management determined that this material weakness had not been fully remediated. The material weakness had not been fully remediated as of September 30, 2026.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Other than the ongoing remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ellmount Entertainment, Ltd., a subsidiary of the Company, has litigation pending in Austria and Germany relating to player claims and associated legal fees. The Company has established a full provision for these claims, which is included in accrued expenses in the unaudited condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company does not currently target these markets and does not anticipate any further claims of a similar nature arising in these jurisdictions.

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

As of the date of this Quarterly Report, there were no material changes to the risks and uncertainties described in the section titled “Risk Factors” in the Form 10-K during the nine months ended September 30, 2026 other than as set forth below:

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

In fiscal year 2022, management identified deficiencies in our internal processes for preparing our consolidated financial statements that, in the aggregate, constituted a material weakness in our internal control over financial reporting. In addition, in connection with the restatement of our unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2026 and the six months ended June 30, 2026, described in Amendment No. 1 to our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026, management identified an additional material weakness. This weakness relates to the operation of management’s review control over the accounting for significant and unusual transactions. As a result of these material weaknesses, management has concluded that our disclosure controls and procedures and our internal control over financial reporting were not effective as of September 30, 2026.

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

The restatement of our previously issued financial statements as of and for the periods ended March 31, 2026 and June 30, 2026 has caused us to incur unanticipated costs, may expose us to litigation and regulatory proceedings, and may adversely affect investor confidence, the trading price of our securities, our ability to raise capital and our reputation.

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

The Restatement and the related material weaknesses in our internal control over financial reporting may also expose us to stockholder or other litigation, including securities class action and derivative claims. They may also lead to inquiries, investigations or enforcement actions by the SEC, the NYSE American or other regulatory authorities. Any of these proceedings, claims or disputes, whether or not successful, could cause us to incur substantial additional costs, including legal fees, settlement costs, fines or penalties, and to divert management’s attention and resources. They could also further harm our reputation. Any of these consequences could have a material adverse effect on our business, financial condition, results of operations and the trading price of our securities.

RISKS RELATED TO OUR COLLABORATION AGREEMENT WITH CRYPTO.COM

Our new Predictions Contracts business is dependent on our relationship with Crypto.com and its affiliates, and any disruption to that relationship could materially and adversely affect our business, financial condition, and results of operations.

Pursuant to the Collaboration Agreement entered into on April 14, 2026, we serve as a guaranteed introducing broker for the purpose of soliciting customers to trade event-based derivative contracts in the Predictions product class offered by North American Derivatives Exchange, Inc. d/b/a Crypto.com | Derivatives North America ("CDNA"). Our ability to operate in this business is substantially dependent on the continuation and success of this relationship. The Collaboration Agreement has an initial term of two years with automatic renewal for a 12-month period, and CDNA is the exclusive provider of Predictions Contracts through our technology platform in the United States for the first 24 months of the term. There can be no assurance that the Collaboration Agreement will be renewed beyond its initial or any renewal term, or that the terms of any renewal will be favorable to us. A termination or non-renewal of the Collaboration Agreement, or a material deterioration in our relationship with Crypto.com or its affiliates, could result in a loss of a significant portion of the revenues associated with this business and could require us to write off technology development costs and other investments we have made in connection with this initiative.

We are subject to regulatory risks associated with event-based derivative contracts, which are subject to evolving and uncertain regulatory frameworks.

Event-based derivative contracts, including the Predictions Contracts offered through our technology platform, are a relatively novel financial product class that is subject to heightened regulatory scrutiny. The regulatory framework governing event-based derivatives in the United States continues to evolve, and federal or state regulators, including the Commodity Futures Trading Commission ("CFTC"), may adopt new rules, guidance, or enforcement actions that could restrict or prohibit the offering of certain types of event-based derivative contracts or impose additional requirements on market participants, including introducing brokers such as us. Changes in the regulatory environment could limit the types of Predictions Contracts available on the CDNA trading system, reduce customer demand for such products, increase our compliance costs, or otherwise materially and adversely affect our ability to operate this business. In addition, there can be no assurance that CDNA will maintain all necessary regulatory approvals and designations required to operate its exchange and offer the Predictions Contracts, and any loss or suspension of such approvals could materially impair our business.

Our role as a guaranteed introducing broker subjects us to regulatory obligations and potential liability.

We operate in the prediction market as a guaranteed introducing broker. As such, we are subject to registration and compliance obligations under applicable federal regulations, including those administered by the CFTC and the National Futures Association ("NFA"). We are required to comply with rules governing customer solicitation, anti-money laundering, know-your-customer procedures, recordkeeping, and other regulatory requirements. Any failure to maintain our registration status, to comply with applicable rules and regulations, or to adequately supervise our operations could result in enforcement actions, fines, penalties, or the suspension or revocation of our registration, any of which could materially and adversely affect our business and reputation. Furthermore, as a guaranteed introducing broker, our guarantee agreement with the applicable futures commission merchant may expose us to financial and legal risks in the event of customer defaults, trading losses, or regulatory proceedings.

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

Our Predictions market business is closely associated with Crypto.com and its affiliates, including CDNA and Foris DAX FCM, LLC. Any adverse developments affecting these entities, including financial difficulties, regulatory actions, cybersecurity incidents, negative publicity, or reputational harm, could also adversely affect our business and reputation, even if we are not directly involved in or responsible for such developments. The cryptocurrency and digital asset industries with which Crypto.com is associated have experienced periods of significant volatility, regulatory uncertainty, and public scrutiny, and any negative developments in these industries could have a spillover effect on our Predictions Contracts business segment and on customer and investor confidence in our company.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from the Sale of Registered Securities

None.

(c) Purchases of Equity Securities by the Registrant and Affiliated Purchasers.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Insider Trading Arrangements

On September 9, 2026, Seth Young, the Company's Chief Executive Officer, adopted a written trading arrangement for the sale of shares of the Company's common stock that is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended (a "Rule 10b5-1 trading arrangement"). The arrangement provides for the sale of up to 10,000 shares of common stock and terminates on the earlier of December 2, 2027 and the date on which all shares subject to the arrangement have been sold.

Other than as described above, during the three months ended September 30, 2026, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or any written trading arrangement that meets the requirements of a "non-Rule 10b5-1 trading arrangement" as defined in Item 408(c) of Regulation S-K.

Item 6. EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description
10.1*†#	iGaming Platform Agreement, dated January 31, 2023, between HR Entertainment Ltd and Pragmatic Solutions (IOM) Limited

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15D-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104.*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed electronically herewith.
**	Furnished electronically herewith.
†

Certain portions of this exhibit (indicated by [***]) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because the Registrant has determined that the omitted information is both (i) not material and (ii) the type of information that the Registrant treats as private or confidential. The Registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon request.

#

Schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HIGH ROLLER TECHNOLOGIES, INC.

Date: November 13, 2026	/s/ Seth Young
Seth Young
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2026	/s/ Adam Felman
Adam Felman
Chief Financial Officer
(Principal Financial Officer and
Principal Accounting Officer)